Form 10QSB
period 1995-06-30
ACAP CORP
filed 1995-08-11
CIK 792468

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ____________ to ____________

Commission file number 0-14451


                                ACAP CORPORATION
       (Exact name of small business issuer as specified in its charter)

State of Incorporation:                               IRS Employer Id.:
      Delaware                                           25-1489730

                     Address of Principal Executive Office:
                             10555 Richmond Avenue
                              Houston Texas 77042

Issuer's telephone number: (713) 974-2242


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  x    Yes        No
- -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                        OUTSTANDING AT AUGUST 10, 1995
          -----                        ------------------------------

  Common Stock, Par Value $.10                     8,516



     This Form 10-QSB contains a total of 13 pages, including any exhibits.

                       ACAP CORPORATION AND SUBSIDIARIES

                                  FORM 10-QSB

                                     INDEX


                                                                  Page No.
                                                                  --------
Part I.        Financial Information:

     Item 1.   Financial Statements


               Condensed Consolidated Balance
                Sheet - June 30, 1995 (Unaudited)                         3

               Condensed Consolidated Statements of
                Operations - Six Months Ended
                June 30, 1995 and 1994 (Unaudited)                        5

               Condensed Consolidated Statements of
                Operations - Three Months Ended
                June 30, 1995 and 1994 (Unaudited)                        6

               Condensed Consolidated Statements of
                Cash Flows - Six Months Ended
                June 30, 1995 and 1994 (Unaudited)                        7

               Notes to Condensed Consolidated
                Financial Statements (Unaudited)                          8

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                               10


Part II.       Other Information:

     Item 6.   Exhibit 27-Financial Data Schedule                        13


                    PART I.  ITEM 1.  FINANCIAL INFORMATION

                       ACAP CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1995
                                  (UNAUDITED)

 ASSETS
 ------

INVESTMENTS:
 Fixed maturities available for sale            $28,768,144
 Equity securities (at market)                      216,251
 Mortgage loans                                     927,951
 Real estate                                      1,976,337
 Policy loans                                     6,827,197
 Short-term investments                           1,696,355
                                                -----------
  Total investments                              40,412,235

Accrued investment income                           533,228

Reinsurance receivable                           37,187,207

Accounts receivable (less allowance
 for uncollectible accounts of $82,824)             188,583

Deferred policy acquisition costs                 1,838,116

Property and equipment
 (less accumulated depreciation of $523,170)         85,477

Costs in excess of net assets of
 acquired business (less accumulated
 amortization of $420,757)                        2,253,019

Other assets                                        969,801
                                                -----------
                                                $83,467,666
                                                ===========


See accompanying notes to consolidated financial statements.

  LIABILITIES AND STOCKHOLDERS' EQUITY



                                                      1995
                                                  -----------

LIABILITIES:
 Policy liabilities:
   Future policy benefits                         $68,363,084
   Contract claims                                    607,869
                                                  -----------
                                                   68,970,953

 Other policyholders' funds                         1,764,020

 Federal income taxes payable
   Current                                            460,004
   Deferred                                           306,000

 Deferred gain on reinsurance                       3,783,241

 Notes payable                                      1,437,500

 Other liabilities                                    749,261
                                                  -----------

   Total liabilities                               77,470,979
                                                  -----------

STOCKHOLDERS' EQUITY:
 Series A preferred stock, par value
   $.10 per share, authorized, issued
   and outstanding 74,000 shares
   (involuntary liquidation value $2,035,000)       1,850,000

 Common stock, par value $.10 per share,
   authorized 10,000 shares, issued
   8,757 shares                                           876

 Additional paid-in capital                         6,259,069

 Accumulated deficit                               (2,752,467)

 Treasury stock, at cost, 241 shares                 (105,853)

 Net unrealized investment gains, net of
   taxes of $360,063                                  745,062
                                                  -----------

   Total stockholders' equity                       5,996,687
                                                  -----------
                                                  $83,467,666
                                                  ===========


See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                     1995         1994
                                                  ----------   ---------
REVENUES:
 Premiums and other considerations                $  990,745     332,078

 Net investment income                               724,375     554,783

 Net realized investment gains                         5,859      14,020

 Reinsurance expense allowance                       971,272     811,547

 Amortization of deferred gain on reinsurance        281,491      57,422

 Other income                                         57,993      33,693
                                                  ----------   ---------

  Total revenues                                   3,031,735   1,803,543
                                                  ----------   ---------

BENEFITS AND EXPENSES:
 Death benefits                                      208,138      43,312

 Other benefits                                      912,693     437,255

 Commissions and general expenses                  1,402,557     958,273

 Interest expense                                    101,423          --

 Amortization of deferred acquisition costs           56,739      19,203

 Amortization of costs in excess of net
  acquired business                                   52,048      29,472
                                                  ----------   ---------

  Total benefits and expenses                      2,733,598   1,487,515
                                                  ----------   ---------

Income before federal income tax expense             298,137     316,028

Federal income tax expense (benefit)
  Current                                          1,018,864      49,526
  Deferred                                          (999,115)    219,331
                                                  ----------   ---------

Net income                                           278,388      47,171
                                                  ==========   =========

Net income (loss) per common share                $    21.01       (3.15)
                                                  ==========   =========


See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                     1995        1994
                                                  ----------   -------
REVENUES:
 Premiums and other considerations                $  544,251   189,230

 Net investment income                               335,400   255,905

 Net realized investment gains (losses)                 (388)   14,020

 Reinsured expense allowance                         497,119   429,362

 Amortization of deferred gain on reinsurance        147,536    29,148

 Other income                                         43,744    16,919
                                                  ----------   -------

  Total revenues                                   1,567,662   934,584
                                                  ----------   -------

BENEFITS AND EXPENSES:
 Death benefits                                       66,426     4,458

 Other benefits                                      572,525   229,194

 Commissions and general expenses                    644,708   545,731

 Interest expense                                     36,788        --

 Amortization of deferred acquisition costs           28,998     6,483

 Amortization of costs in excess of net
  acquired business                                   26,024    14,736
                                                  ----------   -------

  Total benefits and expenses                      1,375,469   800,602
                                                  ----------   -------

Income before federal income tax expense             192,193   133,982

Federal income tax expense
 Current                                               8,288    24,763
 Deferred                                            216,686    91,715
                                                  ----------   -------

Net income (loss)                                 $  (32,781)   17,504
                                                  ==========   =======

Net loss per common share                         $    (9.82)    (2.29)
                                                  ==========   =======


See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                    INCREASE (DECREASE) IN CASH (UNAUDITED)


                                                    1995         1994
                                                -----------   ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income from operations                     $   278,388       47,171
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                    (139,947)      27,434
  Realized gains on sale of investments              (5,859)     (14,020)
  Deferred income tax expense (benefit)            (999,113)     219,331
  Decrease in reinsurance receivable                959,504      600,681
  Decrease in accrued investment income              56,221        5,775
  Increase in accounts receivable                  (160,994)      (2,404)
  Decrease (increase) in other assets                 3,220      (15,649)
  Decrease in future policy benefits               (105,235)    (111,867)
  Decrease in contract claims                       (73,718)    (126,610)
  Increase (decrease) in other
   policyholders' funds                              24,526       (9,520)
  Increase (decrease) in other liabilities          307,675      (17,120)
                                                -----------   ----------

Net cash provided by operating activities           144,668      603,202
                                                -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of investments and
  principal payments on mortgage loans            1,074,964    1,936,720
 Purchase of investments                         (3,725,420)  (1,896,020)
 Net decrease in policy loans                       125,416       79,353
 Net decrease (increase) in short-term
  investments                                    11,436,715      (67,402)
 Purchase of property and equipment                 (24,746)      (3,671)
 Purchase of subsidiary, net of cash
  acquired                                       (1,952,300)    (169,555)
                                                -----------   ----------

Net cash provided (used) by investing
  activities                                      6,934,629     (120,575)
                                                -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of note payable           1,500,000           --
 Principal payments on notes payable             (8,362,500)          --
 Deposits on policy contracts                       641,340      497,198
 Withdrawals from policy contracts               (1,143,417)    (922,794)
 Preferred dividends paid                           (99,440)     (74,000)
                                                -----------   ----------

Net cash used in financing activities            (7,464,017)    (499,596)
                                                -----------   ----------

Net decrease in cash                               (384,720)     (16,969)
Cash at beginning of period                         384,720       61,998
                                                -----------   ----------
Cash at end of period                           $        --       45,029
                                                ===========   ==========


See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1995 and the condensed consolidated statements of operations and cash flows for the six month periods ended June 30, 1995 and 1994, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Stockholders. The results of operations for the six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

2.  EARNINGS PER SHARE

The earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $99,440 and $74,000 for June 30, 1995 and 1994, respectively) by the weighted average common shares outstanding (8,516 at June 30, 1995 and June 30, 1994).

3.  STOCKHOLDERS' EQUITY

During the six months ended June 30, 1995, stockholders' equity changed for the following items: Increase in net unrealized investment gains of $1,819,771; net income of $278,388; and cash dividends paid on preferred stock of $99,440.

4.  ACQUISITIONS

On February 2, 1995, the Company acquired 100% of the common stock of Oakley-Metcalf Insurance Company ("Oakley-Metcalf"), a Texas-domiciled life insurance company. The consideration paid for the stock of Oakley-Metcalf was cash in the amount of $2,559,516. Concurrent with the acquisition of Oakley-Metcalf, the Company fully reinsured all of Oakley-Metcalf's policies (approximately 3,000 policies) with an unaffiliated life insurance company. The obligations of this reinsurer under the related reinsurance agreement are secured by a trust containing a $450,000 letter of credit. In connection with the reinsurance agreement, Oakley-Metcalf transferred assets of $560,683 and liabilities of $653,006 and recognized a deferred gain on reinsurance of $92,323.

                       ACAP CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.  NOTE PAYABLE

On January 31, 1995, as a source of funds to repay the $5 million surplus debenture issued in connection with the acquisition of Family Life Insurance Company of Texas ("Family"), the Company borrowed $1.5 million from Central National Bank of Waco, Texas. The note matures April 30, 1996 and renews April 30 of each year thereafter. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly beginning April 30, 1995. The note is secured by the Company's pledge of all the outstanding shares of Acap's subsidiary, American Capitol Insurance Company ("American Capitol"). The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term.

6.  REINSURANCE

On January 4, 1995, Family increased the amount of reinsurance on each of its life policies in force from 20% to 100%. The Company recorded a deferred gain on reinsurance of $2,518,234 and an increase in the reinsurance receivable of $2,809,418 on the transaction.

7.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $558,924 and $49,526 for federal income taxes were made for the six months ended June 30, 1995 and 1994, respectively.

Cash payments of $348,262 for interest expense were made during the six months ended June 30, 1995.

The following reflects assets acquired and liabilities assumed relative to the acquisition of Oakley-Metcalf by the Company, the consideration given for such acquisition and the net cash flow relative to such acquisition on February 2, 1995.


  Assets of acquired subsidiary          $ 4,393,403
  Liabilities of acquired subsidiary      (1,833,887)
                                         -----------
     Cost of acquisition                 $ 2,559,516
                                         ===========

  Cash paid for acquisition              $ 2,559 516
                                         ===========

  Net cash from acquisition:
    Cash paid for acquisition            $ 2,559,516
    Cash of acquired company                (607,216)
                                         -----------
     Net cash required by acquisition    $ 1,952,300
                                         ===========

The reinsurance agreements entered into by the Company with an unaffiliated reinsurer covering 100% of each of Oakley-Metcalf's life policies and the increase in the Family life policies from 20% to 100% were non cash transactions. The Company transferred assets of $2,023,654 and liabilities of $4,634,211 and recognized a deferred gain on the reinsurance of $2,610,557 to be amortized over the life of the policies.

                       ACAP CORPORATION AND SUBSIDIARIES

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

SIGNIFICANT TRANSACTIONS
- ------------------------
As noted in the 1994 Annual Report to Stockholders, the Company acquired three life insurance companies during 1994. One of the acquisitions, which was completed on August 31, 1994, was a material transaction.

On January 4, 1995, the Company increased the reinsurance on each of the life policies in force in the life insurance subsidiary acquired August 31, 1994 from 20% to 100%. The Company recorded a deferred gain on reinsurance of $2,518,234 and an increase in the reinsurance receivable of $2,809,418 on the transaction.

On February 2, 1995, the Company, through one of its life insurance subsidiaries, acquired a small life insurance company, Oakley-Metcalf Insurance Company, for cash of approximately $2.6 million.

RESULTS OF OPERATIONS
- ---------------------
Premiums and other considerations were 198% higher in the first half of 1995 in comparison to the first half of 1994. Premiums and other considerations were 188% higher in the second quarter of 1995 in comparison to the second quarter of 1994. The increase in premiums is primarily attributable to the life insurance premiums, net of reinsurance, from the acquisitions noted above. In addition, during 1995 the Company received approximately $500,000 in single premiums related to the conversion of three trust-funded prepaid funeral service plans to insurance-funded plans.

Net investment income increased 31% in the first half and second quarter of 1995 in comparison to the first half and second quarter of 1994, respectively. The increase in the invested asset base resulting from the acquisitions noted above resulted in the higher level of net investment income.

The amortization of the deferred gain on reinsurance increased by $224,069 in the first half of 1995 in comparison to the first half of 1994 and by $118,388 in the second quarter of 1995 in comparison to the second quarter of 1994. Of the four acquisitions noted above, the Company fully reinsured the acquired life policies of three of the acquired companies with a reinsurance company. The reinsurance transactions resulted in total deferred gains in excess of $3 million. The amortization of these gains resulted in the increased amortization income in 1995.

The Company retains the administration of the reinsured policies, for which it receives an expense allowance from the reinsurance company. The reinsurance transactions noted above resulted in a 20% increase in the reinsurance expense allowance in the first half of 1995 compared to the first half of 1994 and a 16% increase in the reinsurance expense allowance in the second quarter of 1995 compared to the second quarter of 1994.

Total policy benefits (i.e., death benefits and other benefits) were 37% of total revenue for the first half of 1995 compared to 27% of total revenue for the first half of 1994. Total policy benefits were 41% of total revenue for the second quarter of 1995 compared to 25% of total revenue for the second quarter of 1994. The higher ratio of total policy benefits to total revenue in 1995 is attributable in part to increased mortality experience. Another significant factor in the higher ratio is the composition of the acquired business. One of the acquired companies is in the insurance-funded prepaid funeral services business. Higher reserve requirements due to higher average attained ages in this type of business result in a higher benefit to revenue ratio.

Total expenses (i.e., total benefits and expenses less total policy benefits) were 53% of total revenue for the first half of 1995 compared to 56% of total revenue for the first half of 1994. Total expenses were 47% of total revenue for the second quarter of 1995 compared to 61% of total revenue for the second quarter of 1994. The improved expense ratio is the result of economies of scale from the acquisition activity noted above.

As a result of the higher revenues resulting from the acquired business and economies of scale, income before federal income taxes was 43% higher during the second quarter of 1995 in comparison to the same period in 1994. During the first quarter of 1995, the Company had experienced a high level of death claims and some significant non-recurring expenses. Consequently, income before federal income taxes for the first half of 1995 was 6% lower than that of the first half of 1994.

As a result of the 1995 reinsurance transaction that increased the reinsurance on each of the life policies in force in the life insurance subsidiary acquired August 31, 1994 from 20% to 100%, the Company incurred current federal income taxes of approximately $920,000.

Offsetting the increase in the current federal income tax expense, the reinsurance transaction noted above resulted in a deferred federal income tax benefit. The benefit related to the reinsurance transaction was the majority of the total deferred federal income tax benefit recorded in 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
On January 31, 1995, the Company repaid a $5 million surplus debenture issued to the seller of the life insurance company acquired by the Company on August 31, 1995. At the time it was acquired, the life insurance company had a $3.3 million note payable outstanding. This note was also repaid on January 31, 1995.

The Company borrowed $1.5 million from a bank on January 31, 1995 as a source of funds to repay the $5 million surplus debenture noted above. The note matures April 30, 1996 and renews April 30 of each year thereafter. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly, with the first payment made April 30, 1995. The note is secured by a pledge of all of the outstanding shares of American Capitol Insurance Company ("American Capitol") owned by Acap Corporation ("Acap"). The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term.

During the first half of 1995, there was an improvement in net unrealized investment losses of $1,819,771. The improvement in invested asset values was primarily the result of a decline in market interest rates during the quarter. While the Company reported net unrealized investment gains of $745,062 at June 30, 1995, it is not anticipated that the Company will liquidate investments prior to their projected maturities in order to meet cash flow requirements. The Company had positive cash flows from operating activities during the first half of 1995.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report of Form 10-QSB for the quarter ended June 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


ACAP CORPORATION


Date:   August 10, 1995



By: /s/ WILLIAM F. GUEST
    --------------------------------
        William F. Guest, President



By: /s/ JOHN D. CORNETT
    --------------------------------
        John D. Cornett, Treasurer
      (Principal Accounting Officer)