Form 10QSB
period 1995-09-30
ACAP CORP
filed 1995-11-13
CIK 792468

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

/ /    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from ____________ to ____________

Commission file number 0-14451


                                Acap Corporation
       (Exact name of small business issuer as specified in its charter)

State of Incorporation:                            IRS Employer Id.:
      Delaware                                         25-1489730

                     Address of Principal Executive Office:
                             10555 Richmond Avenue
                              Houston, Texas 77042

Issuer's telephone number: (713) 974-2242


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/x/ Yes     / / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        CLASS                      OUTSTANDING AT NOVEMBER 9, 1995
        -----                      -------------------------------

  Common Stock, Par Value $.10                     8,516



     This Form 10-QSB contains a total of 14 pages, including any exhibits.

                       ACAP CORPORATION AND SUBSIDIARIES

                                  FORM 10-QSB

                                     INDEX

                                                           Page No.
                                                           --------
Part I.        Financial Information:
   Item 1.     Financial Statements
               Condensed Consolidated Balance
                Sheet - September 30, 1995 (Unaudited)         3

               Condensed Consolidated Statements of
                Operations - Nine Months Ended
                September 30, 1995 and 1994 (Unaudited)        5

               Condensed Consolidated Statements of
                Operations - Three Months Ended
                September 30, 1995 and 1994 (Unaudited)        6

               Condensed Consolidated Statements of
                Cash Flows - Nine Months Ended
                September 30, 1995 and 1994 (Unaudited)        7

               Notes to Condensed Consolidated
                Financial Statements (Unaudited)               8

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                    10

Part II.       Other Information:

     Item 6.   Exhibit 27-Financial Data Schedule             14

                    PART I.  ITEM 1.  FINANCIAL INFORMATION

                       ACAP CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

  ASSETS

Investments:
 Fixed maturities available for sale             $29,746,651
 Equity securities (at market)                        51,066
 Mortgage loans                                      885,138
 Real estate                                       1,965,831
 Policy loans                                      6,723,699
 Short-term investments                              924,619
                                                 -----------
  Total investments                               40,297,004


Accrued investment income                            481,882

Reinsurance receivable                            36,887,222

Accounts receivable (less allowance
  for uncollectible accounts of $82,868)             116,424

Deferred policy acquisition costs                  1,810,190

Property and equipment
  (less accumulated depreciation of $534,272)         74,374

Costs in excess of net assets of
 acquired business (less accumulated
 amortization of $446,779)                         2,226,997

Other assets                                       1,136,284
                                                 -----------
                                                 $83,030,377
                                                 ===========

See accompanying notes to consolidated financial statements.

  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

 Policy liabilities:
   Future policy benefits                           $68,125,210
   Contract claims                                      736,520
                                                    -----------
                                                     68,861,730

 Other policyholders' funds                           1,740,804

 Federal income taxes payable:
   Current                                              260,076
   Deferred                                             645,381

  Deferred gain on reinsurance                        3,717,525

  Note payable                                        1,375,000

 Other liabilities                                      611,279
                                                    -----------

    Total liabilities                                77,211,795
                                                    -----------

STOCKHOLDERS' EQUITY:
 Series A preferred stock, par value
   $.10 per share, authorized, issued
   and outstanding 74,000 shares
    (involuntary liquidation value $2,035,000)        1,850,000

 Common stock, par value $.10 per share,
   authorized 10,000 shares, issued 8,757 shares            876

 Additional paid-in capital                           6,259,069

 Accumulated deficit                                 (2,889,555)

 Treasury stock, at cost, 241 shares                   (105,853)

 Net unrealized investment gains, net of taxes
    of $284,178                                         704,045
                                                    -----------

   Total stockholders' equity                         5,818,582
                                                    -----------
                                                    $83,030,377
                                                    ===========


See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                   1995        1994
                                               ------------  ---------
REVENUES:
 Premiums and other considerations              $1,284,056     586,817

 Net investment income                           1,060,600   1,016,252

 Net realized investment gains                     146,954   1,467,244

 Reinsurance expense allowance                   1,441,974   1,230,759

 Amortization of deferred gain on
  reinsurance                                      347,207      83,562

 Other income                                       75,885      36,258
                                                ----------   ---------

  Total revenues                                 4,356,676   4,420,892
                                                ----------   ---------

BENEFITS AND EXPENSES:
 Death benefits                                    456,355     190,441

 Other benefits                                    991,115     637,561

 Commissions and general expenses                2,012,519   1,467,137

 Interest expense                                  137,822      16,742

 Amortization of deferred acquisition costs         84,665      33,457

 Amortization of costs in excess of net
  acquired business                                 78,070      51,803
                                                ----------   ---------

  Total benefits and expenses                    3,760,546   2,397,141
                                                ----------   ---------

Income before federal income tax expense           596,130   2,023,751

Federal income tax expense (benefit):
  Current                                          987,803     283,970
  Deferred                                        (583,849)    177,469
                                                ----------   ---------

Net income                                      $  192,176   1,562,312
                                                ==========   =========

Net income per common share                          $4.92      170.05
                                                ==========   =========



See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                    1995         1994
                                                 -----------  ----------
REVENUES:
 Premiums and other considerations               $  293,311     254,739

 Net investment income                              336,225     461,469

 Net realized investment gains                      141,095   1,453,224

 Reinsurance expense allowance                      470,702     419,212

 Amortization of deferred gain on reinsurance        65,716      26,140

 Other income                                        17,892       2,565
                                                 ----------   ---------

  Total revenues                                  1,324,941   2,617,349
                                                 ----------   ---------

BENEFITS AND EXPENSES:
 Death benefits                                     248,217     147,129

 Other benefits                                      78,422     200,306

 Commissions and general expenses                   609,962     508,866

 Interest expense                                    36,399      16,742

 Amortization of deferred acquisition costs          27,926      14,254

 Amortization of costs in excess of net
  acquired business                                  26,022      22,331
                                                 ----------   ---------

  Total benefits and expenses                     1,026,948     909,628
                                                 ----------   ---------

Income before federal income
  tax expense                                       297,993   1,707,721

Federal income tax expense (benefit):
  Current                                           (31,061)    234,444
  Deferred                                          415,266     (41,862)
                                                 ----------   ---------

  Net income (loss)                              $  (86,212)  1,515,139
                                                 ==========   =========

  Net income (loss) per common share                $(16.10)     178.75
                                                 ==========   =========




See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                    INCREASE (DECREASE) IN CASH (UNAUDITED)


                                                    1995          1994
                                                ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income from operations                     $   192,176     1,562,312
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                    (133,409)       53,359
  Deferred income tax expense (benefit)            (583,847)      177,469
  Realized gains on sales of investments           (146,954)   (1,467,244)
  Decrease (increase) in accrued
    investment income                               107,567        (5,700)
  Decrease in reinsurance receivable              1,259,489       845,826
  Decrease (increase) in accounts
    receivable                                      (94,319)        5,875
  Decrease (increase) in other assets              (168,915)      490,459
  Decrease in future policy benefits               (106,367)      (44,375)
  Increase (decrease) in contract claims             54,933      (142,366)
  Increase (decrease) in other
      policyholders' funds                           57,803       (12,885)
  Increase (decrease) in other liabilities          (25,594)      283,780
                                                -----------   -----------

Net cash provided by operating activities           412,563     1,746,510
                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of investments and
  principal payments on mortgage loans            2,515,710     4,097,085
 Purchases of investments                        (5,959,178)  (10,679,098)
 Net decrease in policy loans                       228,914       141,585
 Net decrease in short-term investments          12,208,451     6,262,740
 Purchases of property and equipment                (24,746)      (14,497)
 Purchase of subsidiary, net of cash
  acquired                                       (1,952,300)      564,355
                                                -----------   -----------

Net cash provided by investing activities         7,016,851       372,170
                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of note payable           1,500,000            --
 Principal payments on notes payable             (8,425,000)           --
 Deposits on policy contracts                     1,015,983       754,624
 Withdrawals from policy contracts               (1,754,802)   (1,329,221)
 Preferred dividends paid                          (150,315)     (114,471)
                                                -----------   -----------

Net cash used in financing activities            (7,814,134)     (689,068)
                                                -----------   -----------

Net increase (decrease) in cash                    (384,720)    1,429,612
Cash at beginning of period                         384,720        61,998
                                                -----------   -----------
Cash at end of period                           $        --     1,491,610
                                                ===========   ===========

See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1995 and the condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Stockholders. The results of operations for the three and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

2.  EARNINGS PER SHARE

The earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $150,315 and $114,471 for September 30, 1995 and 1994, respectively) by the weighted average common shares of common stock outstanding (8,516 at September 30, 1995 and September 30, 1994).

3.  STOCKHOLDERS' EQUITY

During the nine months ended September 30, 1995, stockholders' equity changed for the following items: Increase in net unrealized investment gains of $1,778,754; net income of $192,176; and cash dividends paid on preferred stock of $150,315.

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

                       ACAP CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5.  NOTE PAYABLE

On January 31, 1995, as a source of funds to repay the $5 million surplus debenture issued in connection with the acquisition of Family Life Insurance Company of Texas ("Family"), the Company borrowed $1.5 million from Central National Bank of Waco, Texas. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly beginning April 30, 1995. The note is secured by the Company's pledge of all the outstanding shares of Acap's subsidiary, American Capitol Insurance Company ("American Capitol"). The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term.

6.  REINSURANCE

On January 4, 1995, Family increased the amount of reinsurance on each of its life policies in force from 20% to 100%. The Company recorded a deferred gain on reinsurance of $2,518,234 and an increase in the reinsurance receivable of $2,809,418 on the transaction.

7.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $766,439 and $234,444 for federal income taxes were made for the nine months ended September 30, 1995 and 1994, respectively.

Cash payments of $384,662 for interest expense were made during the nine months ended September 30, 1995.

The following reflects assets acquired and liabilities assumed relative to the acquisition of Oakley-Metcalf by the Company, the consideration given for such acquisition and the net cash flow relative to such acquisition on February 2, 1995.

  Assets of acquired subsidiary          $ 4,393,403
  Liabilities of acquired subsidiary      (1,833,887)
                                         -----------
     Cost of acquisition                 $ 2,559,516
                                         ===========

  Cash paid for acquisition              $ 2,559,516
                                         ===========

  Net cash from acquisition:
    Cash paid for acquisition            $ 2,559,516
    Cash of acquired company                (607,216)
                                         -----------
     Net cash required by acquisition    $ 1,952,300
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


SIGNIFICANT TRANSACTIONS

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

RESULTS OF OPERATIONS

Premiums and other considerations were 119% higher in the first nine months of 1995 in comparison to the first nine months of 1994. Premiums and other considerations were 15% higher in the third quarter of 1995 in comparison to the third quarter of 1994. The increase in premiums is primarily attributable to the life insurance premiums, net of reinsurance, from the acquisitions noted above. In addition, during the first half of 1995 the Company received approximately $500,000 in single premiums related to the conversion of three trust-funded prepaid funeral service plans to insurance-funded plans.

Net investment income was 4% higher in the first nine months of 1995 in comparison to the first nine months of 1994. The increase in the invested asset base resulting from the acquisitions noted above resulted in the higher level of net investment income. Net investment income was 27% lower in the third quarter of 1995 in comparison to the third quarter of 1994. The lower level of net investment income is primarily due to changes that occurred during the third quarter of 1994 regarding the Company's home office building. Until September 28, 1994, the Company had held a $2.3 million mortgage on the building earning 10%. On September 28, 1994, the owner sold the building to the Company for $1.1 million and paid off the remaining balance of the $2.3 million mortgage. The cash the Company received was reinvested at a rate lower than the mortgage's 10% rate. Also, to date the building has not yielded a 10% rate of return.
Further, during the third quarter of 1994 the owner of the building paid the Company back interest due from the first half of 1994. This combination of factors lead to higher investment income in the third quarter of 1994 than in the third quarter of 1995.

The Company has entered into an earnest money contract to sell the home office building and 4.4 acres of surrounding undeveloped land to a third party for $1.55 million, the book value of the property on the Company's books. If the transaction closes, it is expected that such closing will occur in December 1995. However, management cannot currently assess the likelihood of the completion of the sale.

As noted above, the $2.3 million mortgage on the Company's home office building was fully repaid in the third quarter of 1994. The Company had been holding a $1.45 million valuation allowance on the mortgage loan. The release of the valuation allowance coincident with the repayment of the loan resulted in a realized investment gain of $1.45 million.

During the third quarter of 1995, Trans-Western Life Insurance Company ("Trans-Western"), a subsidiary of the Company, transferred most of its business to Texas Imperial Life Insurance Company, another subsidiary of the Company. The Trans-Western "shell" was then sold to an unaffiliated third party. The Company realized a pre-tax investment gain of $50,000 on the sale of the Trans-Western stock.

The amortization of the deferred gain on reinsurance increased by $263,645 in the first nine months of 1995 in comparison to the first nine months of 1994 and by $39,576 in the third quarter of 1995 in comparison to the third quarter of 1994. Of the four acquisitions noted above, the Company fully reinsured the acquired life policies of three of the acquired companies with a reinsurance company. The reinsurance transactions resulted in total deferred gains in excess of $3 million. The amortization of these gains resulted in the increased amortization income in 1995.

The Company retains the administration of the reinsured policies, for which it receives an expense allowance from the reinsurance company. The reinsurance transactions noted above resulted in a 17% increase in the reinsurance expense allowance in the first nine months of 1995 compared to the first nine months of 1994 and a 12% increase in the reinsurance expense allowance in the third quarter of 1995 compared to the third quarter of 1994.

Given the distortion to revenues caused by the large realized investment gain in 1994, references below to "total revenue" mean total revenue excluding realized investment gains and losses.

Total policy benefits (i.e., death benefits and other benefits) were 34% of total revenue for the first nine months of 1995 compared to 28% of total revenue for the first nine months of 1994. The higher ratio of total policy benefits to total revenue for the first nine months of 1995 is attributable in part to increased mortality experience. Another significant factor in the higher ratio is the composition of the acquired business. One of the acquired companies is in the insurance-funded prepaid funeral services business. Higher reserve requirements due to higher average attained ages in this type of business result in a higher benefit to revenue ratio. Total policy benefits were 28% of total revenue for the third quarter of 1995 compared to 30% of total revenue for the third quarter of 1994. The decline in policy benefits is primarily attributable to the release of reserves held on terminated policies.

Total expenses (i.e., total benefits and expenses less total policy benefits) were 55% of total revenue for the first nine months of 1995 compared to 53% of total revenue for the first nine months of 1994. Total expenses were 59% of total revenue for the third quarter of 1995 compared to 48% of total revenue for the third quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 1995, the Company repaid a $5 million surplus debenture issued to the seller of the life insurance company acquired by the Company on August 31, 1995. At the time it was acquired, the life insurance company had a $3.3 million note payable outstanding. This note was also repaid on January 31, 1995.

The Company borrowed $1.5 million from a bank on January 31, 1995 as a source of funds to repay the $5 million surplus debenture noted above. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly, with the first payment made April 30, 1995. The note is secured by a pledge of all of the outstanding shares of American Capitol Insurance Company ("American Capitol") owned by Acap Corporation ("Acap"). The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term.

As noted in the 1994 Annual Report to Stockholders, the Company owned a $1,000,000 note issued by Dixie National Corporation scheduled to mature during 1995. The note was repaid in full on October 3, 1995.

During the first nine months of 1995, there was an improvement in net unrealized investment losses of $1,778,754. The improvement in invested asset values was primarily the result of a decline in market interest rates during the quarter. While the Company reported net unrealized investment gains of $704,045 at September 30, 1995, it is not anticipated that the Company will liquidate investments prior to their projected maturities in order to meet cash flow requirements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report of Form 10-QSB for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


ACAP CORPORATION


Date:   November 9, 1995



By:/s/ William F. Guest
   --------------------------------
   William F. Guest, President



By:/s/ John D. Cornett
   --------------------------------
   John D. Cornett, Treasurer
   (Principal Accounting Officer)