Form 10QSB
period 1996-03-31
ACAP CORP
filed 1996-05-14
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   Form 10-QSB

   (Mark One)
   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period March 31, 1996

   [ ]     TRANSITION REPORT UNDER SECTION 13  OR 15(D) OF THE EXCHANGE ACT  OF
           1934
   For the transition period from ____________ to ____________

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
   [x]    Yes     [  ]     No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              CLASS                        OUTSTANDING AT MAY 10, 1996
              -----                        ---------------------------

     Common Stock, Par Value $.10                      8,516





   This Form 10-QSB contains a total of 13 pages including any exhibits.

                        ACAP CORPORATION AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX



                                                            Page No.
   Part I.        Financial Information:

        Item 1.   Financial Statements

                  Condensed Consolidated Balance
                   Sheet - March 31, 1996 (Unaudited)           3

                  Condensed Consolidated Statements of
                   Operations - Three Months Ended
                   March 31, 1996 and 1995 (Unaudited)          5

                  Condensed Consolidated Statements of
                   Cash Flows - Three Months Ended
                   March 31, 1996 and 1995 (Unaudited)          6

                  Notes to Condensed Consolidated
                   Financial Statements (Unaudited)             7


        Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                   9


   Part II.       Other Information:

        Item 6.   Exhibit 27-Financial Data Schedule           13

                        PART I.  ITEM 1.  FINANCIAL INFORMATION
                         ---------------------------------------
                           ACAP CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                     MARCH 31, 1996
                                      (UNAUDITED)

       ASSETS                                                   1996
       ------                                                   ----
       INVESTMENTS:
         Fixed maturities available for sale                 $29,699,832
         Equity securities (at market)                            86,672
         Mortgage loans                                        1,222,130
         Real estate                                           1,494,819
         Policy loans                                          6,364,445
         Short-term investments                                1,077,761
                                                             -----------
           Total investments                                  39,945,659


       Accrued investment income                                 458,466

       Reinsurance receivables                                36,063,954

       Accounts receivable (less allowance
         for uncollectible accounts of $82,918)                  212,707

       Deferred acquisition costs                              1,752,002

       Property and equipment
         (less accumulated depreciation of $553,306)             113,286

       Costs in excess of net assets of
         acquired business (less accumulated
         amortization of $498,823)                             2,174,951

       Other assets                                            1,240,454
                                                              ----------
                                                             $81,961,479
                                                             ===========

       See accompanying notes to consolidated financial statements.

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
                                                                    1996
                                                                    ----
       LIABILITIES:
       Policy liabilities:
         Future policy benefits                             $66,986,045
         Contract claims                                        801,243
                                                            ------------

         Total policy liabilities                            67,787,288

         Other policyholders' funds                           1,722,029

         Deferred tax liability                               1,714,698

         Deferred gain on reinsurance                         2,361,695

         Note payable                                         1,250,000

         Other liabilities                                    1,388,772
                                                             -----------

           Total liabilities                                 76,224,482
                                                             -----------

       STOCKHOLDERS' EQUITY:
         Series A preferred stock, par value
         $.10 per share, authorized, issued
         and outstanding 74,000 shares
         (involuntary liquidation value $2,035,000)           1,850,000

         Common stock, par value $.10 per share,
         authorized 10,000 shares, issued 8,757 shares              876

         Additional paid-in capital                           6,259,069

         Accumulated deficit                                 (2,772,130)

         Treasury stock, at cost, 241 shares                   (105,853)

         Net unrealized investment gains, net of
         taxes of $191,881                                      505,035
                                                             -----------

           Total stockholders' equity                         5,736,997
                                                             -----------

                                                            $81,961,479
                                                            ============

       See accompanying notes to consolidated financial statements.

                           ACAP CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                      (UNAUDITED)
                                                          1996       1995
                                                          ----       ----
       REVENUES:
        Premiums and other considerations            $   345,889    446,494

        Net investment income                            300,136    360,850

        Net realized investment gains                        514      6,247

        Reinsurance expense allowance                    454,789    474,153

        Amortization of deferred gain on reinsurance      53,527    133,955

        Other income                                      14,073     14,249
                                                      ----------------------

          Total revenues                               1,168,928  1,435,948
                                                      ----------------------

       BENEFITS AND EXPENSES:
        Death benefits                                   128,619    141,712
        Other benefits                                   282,492    340,168

        Commissions and general expenses                 545,873    729,724

        Interest expense                                  28,905     64,635

        Amortization of deferred acquisition costs        27,053     27,741

        Amortization of costs in excess of net
          acquired business                               26,021     26,024
                                                       ----------------------

          Total benefits and expenses                  1,038,963  1,330,004
                                                      ----------------------

       Income before federal income tax expense
        (benefit)                                        129,965    105,944

       Federal income tax expense (benefit)
        Current                                           10,000  1,010,576
        Deferred                                         (12,040)(1,215,801)
                                                      ----------------------

       Net income                                    $   132,005    311,169
                                                      ======================

       Net income per common share                   $      9.66      30.84
                                                      ======================

       See accompanying notes to consolidated financial statements.

                           ACAP CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                        INCREASE (DECREASE) IN CASH (UNAUDITED)
                                                             1996       1995
                                                             ----       ----
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                  $   132,005        311,169
         Adjustments to reconcile net income to
          net cash provided by operating activities:
         Depreciation and amortization                    16,502        (65,279)
         Realized gains on investments                      (514)        (6,247)
         Deferred federal income tax benefit             (12,044)    (1,215,801)
         Decrease in reinsurance receivables             671,299        257,360
         Decrease in accrued investment income            94,495        118,451
         Increase in accounts receivable                 (93,154)        (8,780)
         Decrease (increase) in other assets            (925,472)        14,237
         Decrease in future policy benefit liability    (336,314)       (85,560)
         Increase in contract claim liability             22,863         79,510
         Increase (decrease) in other
           policyholders' funds liability                (11,456)        18,311
         Increase in other liabilities                   711,265        854,388
                                                      -----------     ----------
       Net cash provided by operating activities         269,475        271,759
                                                      -----------     ----------

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sales of investments
           available for sale and principal
           repayments on mortgage loans                  581,586        892,682
         Purchases of investments available for sale  (1,364,298)    (3,116,259)
         Net decrease in policy loans                    270,001         37,885
         Net decrease in short-term investments          632,986     10,540,492
         Purchase of property and equipment              (60,903)        (2,715)
         Purchase of subsidiary, net of cash acquired         --     (1,952,300)
                                                       ----------    -----------
       Net cash provided by investing activities          59,372      6,399,785
                                                       ----------    -----------

       CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of note payable               --      1,500,000
         Principal payments on notes payable             (62,500)    (8,300,000)
         Deposits on policy contracts                    298,561        337,359
         Withdrawals from policy contracts              (638,802)      (545,058)
         Preferred dividends paid                        (49,719)       (48,565)
                                                      -----------    -----------
       Net cash used in financing activities            (452,460)    (7,056,264)
                                                      -----------    -----------

       Net decrease in cash                             (123,613)      (384,720)
       Cash at beginning of year                         123,613        384,720
                                                      -----------    -----------
       Cash at end of period                         $        --             --
                                                      ===========    ===========

       See accompanying notes to consolidated financial statements.

                      ACAP CORPORATION AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

       1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          -------------------------------------------

       The condensed consolidated balance sheet as of March 31, 1996 and the condensed consolidated statement of operations and cash flows for the three month periods ended March 31, 1996 and 1995, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 1996 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-KSB. The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

       2. EARNINGS PER SHARE
          ------------------

       The earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $49,719 and $48,565 for March 31, 1996 and 1995, respectively) by the weighted average common shares outstanding (8,516 at March 31, 1996 and March 31, 1995).

       3. STOCKHOLDERS' EQUITY
          --------------------

       During the three months ended March 31, 1996, stockholders' equity changed for the following items: Reduction in net unrealized investment gains of $606,692; net income of $132,005; and cash dividends paid on preferred stock of $49,719.

       4. SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS
          ---------------------------------------------

       Cash payments of $10,000 and $0 were made for federal income taxes during the three months ended March 31, 1996 and 1995, respectively.

       Cash payments of $32,320 and $40,388 for interest expense were made during the three months ended March 31, 1996 and 1995, respectively.

       The following reflects assets acquired and liabilities assumed relative to the acquisition of Oakley-Metcalf Insurance Company ("Oakley-Metcalf") by the Company, the consideration given for such acquisition and the net cash flow relative to such acquisition on February 2, 1995.

                           ACAP CORPORATION AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


         Assets of acquired subsidiary                           $ 4,393,403
         Liabilities of acquired subsidiary                       (1,833,887)
                                                                  -----------
         Cost of acquisition                                     $ 2,559,516
                                                                  ===========

         Cash paid for acquisition                               $ 2,559 516
                                                                  ===========

         Net cash from acquisition:
         Cash of acquired company                                $   607,216
         Cash paid for acquisition                                (2,559,516)
                                                                 ------------
         Net cash used by acquisition                            $(1,952,300)
                                                                 ============


       On January 4, 1995, Family Life Insurance Company of Texas ("Family"), a wholly-owned subsidiary of the Company increased the amount of reinsurance on each of its life policies in force from 20% to 100%. On February 2, 1995, Oakley-Metcalf entered into a reinsurance agreement whereby Oakley-Metcalf ceded 100% of each life policy with an unaffiliated life insurance company. These transactions were both non-cash transactions. The Company transferred assets of $2,020,065 and liabilities of $3,259,418 and recognized a deferred gain on the reinsurance of $1,239,353 to be amortized over the life of the policies.

                           ACAP CORPORATION AND SUBSIDIARIES

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ------------------------------------------------
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ----------------------------------------------

       RESULTS OF OPERATIONS
       ---------------------

       Premiums and other considerations were 23% lower during the first quarter of 1996 in comparison to the first quarter of 1995. Premiums for the first quarter of 1995 include approximately $202,000 in single premiums related to the conversion of a trust-funded prepaid funeral service plan to an insurance-funded plan. Excluding the trust conversion, premiums and other considerations were 42% higher during the first quarter of 1996 in comparison to the first quarter of 1995. The increase in premiums is attributable to an expansion of the Company's marketing of final expense life insurance and insurance-funded prepaid funeral service contracts.

       Net investment income decreased 17% in the first quarter of 1996 in comparison to the first quarter of 1995. Net investment income for the first quarter of 1995 included approximately $35,000 in investment income related to assets used at January 31, 1995 to repay $8.3 million in notes payable.

       The amortization of the deferred gain on reinsurance decreased by $80,428 in the first quarter of 1996 in comparison to the first quarter of 1995. The deferred gain on reinsurance is being amortized based upon the amount of insurance in force under the reinsurance treaties to which the deferred gain relates. During the first quarter of 1995, the reinsured policies experienced an unusually high level of terminations. This resulted in a higher than normal amortization of the deferred gain during that quarter.

       The Company receives an expense allowance for administering certain blocks of reinsured policies. The expense allowance received during the first quarter of 1996 was 4% less than the expense allowance received during the first quarter of 1995 due to normal policy attrition of the reinsured policies.

       Total policy benefits (i.e., death benefits and other benefits) were 35% of total revenue for the first quarter of 1996 compared to 34% of total revenue for the first quarter of 1995.

       Total expenses (i.e., total benefits and expenses less total policy benefits) were 54% of total revenue for the first quarter of 1996 compared to 59% of total revenue for the first quarter of 1995. General expenses for the first quarter of 1995 included approximately $72,000 in non-recurring actuarial charges related to consultations on the Company's acquisition program and approximately $35,000 in expense related to the settlement of a policy dispute.

       Due to the unusual expenses noted above in the first quarter of 1995, income before federal income taxes was 23% higher in the first quarter of 1996 compared to the first quarter of 1995.

       As a result of a transaction that increased the reinsurance from 20% to 100% on each of the life policies in force in a life insurance subsidiary acquired August 31, 1994, the Company incurred current federal income taxes of approximately $920,000. Offsetting the increase in the current federal income tax expense, the reinsurance transaction noted above resulted in a deferred federal income tax benefit. The benefit related to the reinsurance transaction was the majority of the total deferred federal income tax benefit recorded in the first quarter of 1995.

       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

       In connection with an acquisition, the Company borrowed $1.5 million from a bank on January 31, 1995. The note had a principal balance of $1.25 million at March 31, 1996. The note matured April 30, 1996. The bank granted a new note maturing April 30, 1997 under identical terms as the original note. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly. The note is secured by a pledge of all of the outstanding shares of American Capitol Insurance Company ("American Capitol") owned by the Company. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company and American Capitol are in compliance with all the restrictions and covenants of the loan.

       During the first quarter of 1996, there was a decline in net unrealized investment gains of $606,692. The decline in invested asset values was primarily the result of an increase in market interest rates during the quarter. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet its cash flow requirements. The Company had positive cash flows from operating activities during the first quarter of 1996.

       FORTUNE LIQUIDATION
       -------------------

       As discussed in the Company's Annual Report on Form 10-KSB, Fortune National Corporation ("Fortune"), the owner of 63.7% of the Company's outstanding common stock, expects to adopt a plan of dissolution and liquidation at its annual stockholder meeting. The date of Fortune's annual stockholder meeting has not yet been set.

       Under the plan, no fractional shares of the Company's common stock will be issued. Fortune's stockholders will have the option of selling their "odd lot" shares of Fortune common stock to the Company or buying from the Company enough Fortune common stock to round up their holdings.

       The Company has entered into an agreement with Fortune to pay for Fortune's operating expenses through the expiration of the plan of dissolution and liquidation. In exchange for its services, the Company received 55,323 shares of Fortune common stock during the first quarter of 1996.

       Fortune's liquidation will not result in a change in the management, directors, or the ultimate control of the Company.

       ACQUISITION PROSPECT
       --------------------

       On April 24, 1996, American Capitol signed a Letter of Intent to acquire, through assumption reinsurance, the insurance in force of World Service Life Insurance Company of America and its wholly-owned subsidiary, South Texas Bankers Life Insurance Company. If the acquisition is consummated, the Company plans on immediately reinsuring the acquired business on a 100% coinsurance basis with an unrelated reinsurer. The Company plans on retaining the administration of the policies in question, for which it will receive an expense allowance from the reinsurer. An experience refund formula in the coinsurance agreement returns to American Capitol 50% of the profits generated by the reinsured policies once a threshold is exceeded. Also, at American Capitol's option, the reinsured policies may be recaptured at a price determined by the experience formula. The acquisition involves approximately 24,000 policies, assets of approximately $24 million and a purchase price of approximately $2.3 million (which is also approximately the amount of the initial ceding allowance under the coinsurance agreement).

                                       SIGNATURES
                                       ----------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        ACAP CORPORATION
                                                        ----------------
                                                          (Registrant)


       Date:   May 10, 1996                 By:/s/ William F. Guest
                                                  -----------------------------
                                                   William F. Guest, President


       Date:   May 10, 1996                 By:/s/ John D. Cornett
                                                  --------------------------
                                                   John D. Cornett, Treasurer
                                               (Principal Accounting Officer)