Form 10QSB
period 1996-06-30
ACAP CORP
filed 1996-08-14
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      Form 10-QSB

            (Mark One)
          [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996

          [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
               EXCHANGE ACT
          For the transition period from ____________ to ____________

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


               CLASS                        OUTSTANDING AT AUGUST 14, 1996

            Common Stock, Par Value $.10                     8,516













          This Form 10-QSB contains a total of 17 pages, including any exhibits.


                          ACAP CORPORATION AND SUBSIDIARIES

                                     FORM 10-QSB

                                        INDEX



                                                                   Page No.
          Part I.        Financial Information:

               Item 1.   Financial Statements

                         Condensed Consolidated Balance
                          Sheet - June 30, 1996 (Unaudited)            3

                         Condensed Consolidated Statements of
                          Operations - Six Months Ended
                          June 30, 1996 and 1995 (Unaudited)           5

                         Condensed Consolidated Statements of
                          Operations - Three Months Ended
                          June 30, 1996 and 1995 (Unaudited)           6

                         Condensed Consolidated Statements of
                          Cash Flows - Six Months Ended
                          June 30, 1996 and 1995 (Unaudited)           7

                         Notes to Condensed Consolidated
                          Financial Statements (Unaudited)             8


               Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                  12


          Part II.       Other Information:

               Item 6.   Exhibit 27-Financial Data Schedule           17


                        PART I.  ITEM 1.  FINANCIAL INFORMATION
                        ---------------------------------------
                           ACAP CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                     JUNE 30, 1996
                                      (UNAUDITED)

       ASSETS

       Investments:
         Fixed maturities available for sale                     $ 27,213,009
         Equity securities (at market)                                138,033
         Mortgage loans                                             2,975,657
         Real estate                                                1,484,313
         Policy loans                                               6,326,702
         Short-term investments                                       592,533
                                                                  -----------
           Total investments                                       38,730,247

       Accrued investment income                                      558,139

       Reinsurance receivable                                      60,431,103

       Accounts receivable (less allowance
         for uncollectible accounts of $82,961)                       199,850

       Deferred acquisition costs                                   1,714,582

       Property and equipment
         (less accumulated depreciation of $563,479)                  104,977

       Costs in excess of net assets of
         acquired business (less accumulated
         amortization of $524,848)                                  2,148,926

       Other assets                                                 1,261,491
                                                                    ---------

                                                                 $105,149,315
                                                                 ============







       See accompanying notes to consolidated financial statements.

           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      1996

       Liabilities:
         Policy liabilities:
           Future policy benefits                                $ 90,976,923
           Contract claims                                            680,689
                                                                  -----------
              Total policy liabilities                             91,657,612

         Other policyholders' funds                                 1,988,737

         Deferred tax liability                                     1,594,558

         Deferred gain on reinsurance                               2,314,834

         Note payable                                               1,187,500

         Other liabilities                                            867,841
                                                                  -----------

           Total liabilities                                       99,611,082
                                                                  -----------
       Stockholders' equity:
         Series A preferred stock, par value
           $.10 per share, authorized, issued
           and outstanding 74,000 shares
           (involuntary liquidation value $2,035,000)               1,850,000

         Common stock, par value $.10 per share,
           authorized 10,000 shares, issued
           8,757 shares                                                   876

         Additional paid-in capital                                 6,259,069

         Accumulated deficit                                       (2,746,362)

         Treasury stock, at cost, 241 shares                         (105,853)

         Net unrealized investment gains, net of
           taxes of $55,951                                           280,503
                                                                  -----------
           Total stockholders' equity                               5,538,233
                                                                  -----------
                                                                 $105,149,315
                                                                  ===========




       See accompanying notes to consolidated financial statements.

                           ACAP CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                      (UNAUDITED)

                                                          1996         1995
       Revenues:
         Premiums and other considerations          $ 1,203,478       990,745

         Net investment income                          740,255       668,125

         Net realized investment gains                    1,942         5,859

         Reinsurance expense allowance                  899,062       971,272

         Amortization of deferred gain on reinsurance   100,388       281,491

         Other income                                    31,135        57,993
                                                     -----------   ----------
           Total revenues                             2,976,260     2,975,485
                                                     -----------   ----------
       Benefits and expenses:
         Death benefits                                 429,819       208,138
         Other benefits                                 892,255       912,693

         Commissions and general expenses             1,250,696     1,346,307

         Interest expense                                58,256       101,423

         Amortization of deferred acquisition costs      64,475        56,739

         Amortization of costs in excess of net
           acquired business                             52,046        52,048
                                                     -----------   ----------
           Total benefits and expenses                2,747,547     2,677,348
                                                     -----------   ----------
       Income before federal income tax expense         228,713       298,137

       Federal income tax expense (benefit)
         Current                                         19,784     1,018,864
         Deferred                                         3,750      (999,115)
                                                     -----------   ----------
       Net income                                       205,179       278,388
                                                     ===========    =========
       Net income per common share                  $     12.69         21.01
                                                     ===========    =========

       See accompanying notes to consolidated financial statements.

                           ACAP CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                      (UNAUDITED)

                                                        1996          1995
       Revenues:
         Premiums and other considerations           $  857,589       544,251

         Net investment income                          440,119       307,275

         Net realized investment gains (losses)           1,428          (388)
         Reinsurance expense allowance                  444,273       497,119

         Amortization of deferred gain on reinsurance    46,861       147,536

         Other income                                    17,062        43,744
                                                     -----------   -----------
           Total revenues                             1,807,332     1,539,537
                                                     -----------   -----------
       Benefits and expenses:
         Death benefits                                 301,200        66,426
         Other benefits                                 609,763       572,525

         Commissions and general expenses               704,823       616,583

         Interest expense                                29,351        36,788

         Amortization of deferred acquisition costs      37,422        28,998

         Amortization of costs in excess of net
           acquired business                             26,025        26,024
                                                     -----------   -----------
           Total benefits and expenses                1,708,584     1,347,344
                                                     -----------   -----------
       Income before federal income tax expense          98,748       192,193

       Federal income tax expense
         Current                                          9,784         8,288
         Deferred                                        15,790       216,686
                                                     -----------   -----------
       Net income (loss)                            $    73,174       (32,781)
                                                     ===========   ===========

       Net income (loss) per common share           $      3.03         (9.82)
                                                     ===========   ===========

       See accompanying notes to consolidated financial statements.

                           ACAP CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                        INCREASE (DECREASE) IN CASH (UNAUDITED)

                                                          1996           1995
       Cash flows from operating activities:
         Net income from operations                $    205,179       278,388
         Adjustments to reconcile net income to
          net cash provided by operating activities:
           Depreciation and amortization                 59,861      (139,947)
           Realized gains on investments                 (1,942)       (5,859)
           Deferred federal income tax expense
            (benefit)                                     3,753      (999,113)
           Decrease in reinsurance receivables        1,131,972       959,504
           Decrease (increase) in accrued
            investment income                          (332,078)       56,221
           Increase in accounts receivable              (69,832)     (160,994)
           Decrease (increase)in other assets          (946,509)        3,220
           Increase (decrease) in future policy
             benefit liability                            40,014     (105,235)
           Decrease in contract claim liability        (248,705)      (73,718)
           Increase (decrease) in other
             policyholders' funds liability            (134,338)       24,526
           Increase in other liabilities                166,766       307,675
                                                    ------------    ---------
       Net cash used in (provided by)
             operating activities                       (125,859)     144,668

       Cash flows from investing activities:
         Proceeds from sales of investments
           available for sale and principal
           repayments on mortgage loans               2,796,829     1,074,964
         Purchases of investments available for sale (21,927,454)  (3,725,420)
         Net decrease in policy loans                   402,000       125,416
         Net decrease in short-term investments         450,728    11,436,715
         Purchase of property and equipment             (62,767)      (24,746)
         Purchase of subsidiary, net of cash acquired        --    (1,952,300)
         Assumption reinsurance acquisition,
           net of cash acquired                      19,371,962            --
                                                    ------------    ---------
       Net cash provided by investing activities      1,031,298     6,934,629
                                                    ------------    ---------
       Cash flows from financing activities:
         Proceeds from issuance of note payable              --     1,500,000
         Principal payments on notes payable           (125,000)   (8,362,500)
         Deposits on policy contracts                   573,435       641,340
         Withdrawals from policy contracts           (1,380,362)   (1,143,417)
         Preferred dividends paid                       (97,125)      (99,440)
                                                    ------------    ---------
       Net cash used in financing activities         (1,029,052)   (7,464,017)
                                                    ------------    ---------
       Net decrease in cash                            (123,613)     (384,720)
       Cash at beginning of year                        123,613       384,720
                                                    ------------    ---------
       Cash at end of period                       $         --            --
                                                    ============   ==========


       See accompanying notes to consolidated financial statements.

                          ACAP CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


       1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The condensed consolidated balance sheet as of June 30, 1996 and the condensed consolidated statements of operations and cash flows for the six month periods ended June 30, 1996 and 1995, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1996 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Stockholders. The results of operations for the six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

       2.  EARNINGS PER SHARE

       The earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $97,125 and $99,440 for June 30, 1996 and 1995, respectively) by the weighted average common shares outstanding (8,516 at June 30, 1996 and June 30, 1995).

       3.  STOCKHOLDERS' EQUITY

       During the six months ended June 30, 1996, stockholders' equity changed for the following items: Reduction in net unrealized investment gains of $831,224; net income of $205,179; and cash dividends paid on preferred stock of $97,125.

       4.  ACQUISITION

       Effective June 1, 1996, American Capitol Insurance Company ("American Capitol"), a wholly-owned subsidiary of Acap Corporation entered into a Reinsurance and Assumption Agreement with World Service Life Insurance Company of America ("World Service") and South Texas Bankers Life Insurance Company ("South Texas Bankers"), a wholly-owned subsidiary of World Service. Pursuant to the agreement, American Capitol assumed all of the insurance in force of World Service and South Texas Bankers, approximately 24,000 policies, for cash of approximately $1.9 million. The assets transferred to American Capitol were $21.3 million in cash, approximately $1.9 million of mortgage loans, a receivable of approximately $1.4 million and other assets of approximately $2.0 million. American Capitol's source of the $1.9 million in cash is from a reinsurer in the form of the initial ceding allowance under a coinsurance agreement (see "Reinsurance" below).


                          ACAP CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

       The consideration is subject to certain post-closing price adjustments. Following the recent calculation of certain of the post-closing price adjustments, World Service and South Texas Bankers indicated an unwillingness to complete the transaction as currently structured. American Capitol is presently in negotiations with World Service and South Texas Bankers to find an acceptable resolution to the situation. While the parties appear to be close to agreement on a solution that would convert the transaction from assumption reinsurance to coinsurance and reduce the purchase price to approximately $1.6 million, there can be no assurance that such an agreement will be made. If an agreement cannot be made, possible outcomes include a rescission of the transaction or litigation.

       The nature and amount of the consideration paid were arrived at on the basis of arm's-length negotiations and American Capitol's consideration of various factors, including an actuarial valuation of the insurance in force and judgments with regard to the prospects and future of the acquired policies.

       5.  REINSURANCE

       Effective June 30, 1996, American Capitol reinsured the acquired business on a 100% coinsurance basis by amending an existing reinsurance agreement with an unaffiliated reinsurer. American Capitol retained the administration of the policies, for which it will receive an expense allowance from the reinsurer. An experience refund formula in the coinsurance allowance returns to American Capitol 50% of the profits generated by the reinsured policies above a specified threshold. Also, at American Capitol's option, the reinsured policies may be recaptured at a price determined by the experience formula.

       This transaction increased reinsurance receivables by approximately $24.1 million to a carrying value of $57.1 million that were associated with a single reinsurer, Crown Life Insurance Company ("Crown"). At December 31, 1994, Crown had assets in excess of $7 billion and stockholders' equity of approximately $0.4 billion. Crown is rated "Excellent" by A.M. Best Company, an insurance company rating organization.

       6.  REAL ESTATE

       Effective July 1, 1996 American Capitol signed a lease agreement whereby an unaffiliated third party agreed to lease the remainder of the rentable space of the home office building (approximately 34,919 square feet). The term of the lease is five years and the rental rate is $9.50 per square foot. A purchase option agreement was signed with the same tenant. The purchase option expires on September 30, 1997. The option purchase price of the home office building is $1,200,000.
       If the option is exercised the purchase price will be financed 73.5% by American Capitol at an interest rate of 10.5%.

       On May 14, 1996, an earnest money contract was signed for the sale of 50,000 square feet of home office land to an unaffiliated third party. The sale price is $7.25 per square foot, which, if the transaction closes, will result in a pretax gain of approximately $200,000.

       7.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

       Cash payments of $32,071 and $558,924 for federal income taxes were made for the six months ended June 30, 1996 and 1995, respectively.

       Cash payments of $61,218 and $348,262 for interest expense were made during the six months ended June 30, 1996 and 1995, respectively.

       The following reflects assets acquired and liabilities assumed relative to the acquisition of Oakley-Metcalf by the Company, the consideration given for such acquisition and the net cash flow relative to such acquisition on February 2, 1995.


           Assets of acquired subsidiary                          $ 4,393,403
           Liabilities of acquired subsidiary                      (1,833,887)
                                                                   ----------
           Cost of acquisition                                    $ 2,559,516
                                                                   ==========
           Cash paid for acquisition                              $ 2,559 516
                                                                   ==========
           Net cash from acquisition:
           Cash of acquired company                               $   607,216
                                                                   ----------
           Cash paid for acquisition                               (2,559,516)
                                                                   ----------
           Net cash used by acquisition                           $(1,952,300)
                                                                   ==========

       The following reflects assets acquired and liabilities assumed relative to the assumption reinsurance of the policies of World Service and South Texas Bankers by the Company, the consideration given for such acquisition and the net cash flow relative to such assumption reinsurance on June 1, 1996.

           Assets acquired                                       $ 26,580,285
           Liabilities acquired                                   (24,680,285)
                                                                  -----------
           Cost of acquisition                                   $  1,900,000
                                                                   ===========
           Cash paid for acquisition                             $  1,900,000
                                                                   ===========
           Net cash from acquisition:
           Cash acquired                                         $ 21,271,962
                                                                  -----------
           Cash paid for acquisition                               (1,900,000)
                                                                  -----------
           Net cash provided by acquisition                      $ 19,371,962
                                                                  ===========

       The following reflects assets and liabilities transferred in connection with a coinsurance treaty whereby all policies assumed from World Service and South Texas Bankers were 100% ceded to an unaffiliated reinsurer, the ceding commission received and the net cash flow related to the coinsurance treaty on June 30, 1996.

           Assets transferred                                    $ 22,343,982
           Liabilities transferred                                 24,243,982
                                                                   ----------
                                                                 $(1,900,000)
                                                                   ----------
           Ceding commission received                            $  1,900,000
                                                                   ----------
           Net cash provided on the transfer of
             assets and liabilities                                         0
                                                                   ==========

       On January 4, 1995, Family Life Insurance Company of Texas ("Family"), a wholly-owned subsidiary of the Company increased the amount of reinsurance on each of its life policies in force from 20% to 100%. On February 2, 1995, Oakley-Metcalf entered into a reinsurance agreement whereby Oakley-Metcalf ceded 100% of each life policy with an unaffiliated life insurance company. These transactions were both non-cash transactions. The Company transferred assets of $2,020,065 and liabilities of $3,259,418 and recognized a deferred gain on the reinsurance of $1,239,353 to be amortized over the life of the policies.


                          ACAP CORPORATION AND SUBSIDIARIES

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       SIGNIFICANT TRANSACTIONS

       ACQUISITIONS

       Effective June 1, 1996, American Capitol Insurance Company ("American Capitol"), a wholly-owned subsidiary of Acap Corporation, entered into a Reinsurance and Assumption Agreement with World Service Life Insurance Company of America ("World Service") and South Texas Bankers Life Insurance Company ("South Texas Bankers"), a wholly-owned subsidiary of World Service. Pursuant to the agreement, American Capitol assumed all of the insurance in force of World Service and South Texas Bankers, approximately 24,000 policies, for cash of approximately $1.9 million. The assets transferred to American Capitol were $21.3 million in cash, approximately $1.9 million of mortgage loans, a receivable of approximately $1.4 million and other assets of approximately $2.0 million. American Capitol's source of the $1.9 million in cash is from a reinsurer in the form of the initial ceding allowance under a coinsurance agreement (see "Reinsurance" below).

       The consideration is subject to certain post-closing price adjustments. Following the recent calculation of certain of the post-closing price adjustments, World Service and South Texas Bankers indicated an unwillingness to complete the transaction as currently structured. American Capitol is presently in negotiations with World Service and South Texas Bankers to find an acceptable resolution to the situation. While the parties appear to be close to agreement on a solution that would convert the transaction from assumption reinsurance to coinsurance and reduce the purchase price to approximately $1.6 million, there can be no assurance that such an agreement will be made. If an agreement cannot be made, possible outcomes include a rescission of the transaction or litigation.

       The nature and amount of the consideration paid were arrived at on the basis of arm's-length negotiations and American Capitol's consideration of various factors, including an actuarial valuation of the insurance in force and judgments with regard to the prospects and future of the acquired policies.

       REINSURANCE

       Effective June 30, 1996, American Capitol reinsured the acquired business on a 100% coinsurance basis by amending an existing reinsurance agreement with an unaffiliated reinsurer. American Capitol retained the administration of the policies, for which it will receive an expense allowance from the reinsurer. An experience refund formula in the coinsurance allowance returns to American Capitol 50% of the profits generated by the reinsured policies above a specified threshold. Also, at American Capitol's option, the reinsured policies may be recaptured at a price determined by the experience formula.

       This transaction increased reinsurance receivables by approximately $24.1 million to a carrying value of $57.1 million that were associated with a single reinsurer, Crown Life Insurance Company ("Crown"). At December 31, 1994, Crown had assets in excess of $7 billion and stockholders' equity of approximately $0.4 billion. Crown is rated "Excellent" by A.M. Best Company, an insurance company rating organization.

       RESULTS OF OPERATIONS

       Premiums and other considerations were 21% higher during the first half of 1996 in comparison to the first half of 1995. Premiums and other considerations were 58% higher in the second quarter of 1996 in comparison to the second quarter of 1996. Premiums for the first half of 1996 include one month of premiums (approximately $500,000) from the acquisition of the World Service and South Texas Bankers policies. Premiums for the first half of 1995 include approximately $500,000 in single premiums related to the conversion of three trust-funded prepaid funeral service plans to an insurance-funded plan. Excluding these two unusual items, premiums and other considerations were 40% higher during the first half of 1996 in comparison to the first half of 1995. The increase in premiums is attributable to an expansion of the Company's marketing of final expense life insurance and insurance-funded prepaid funeral service contracts.

       Net investment income increased 11% in the first half of 1996 in comparison to the first half of 1995 and increased 43% during the second quarter of 1996 in comparison to the second quarter of 1995.
       The increase in net investment income is primarily due to the one month of net investment income earned on the assets acquired from World Service and South Texas Bankers.

       The amortization of the deferred gain on reinsurance decreased by $181,103 in the first half of 1996 in comparison to the first half of 1995 and by $100,675 in the second quarter of 1996 in comparison to the second quarter of 1995. The deferred gain on reinsurance is being amortized based upon the amount of insurance in force under the reinsurance treaties to which the deferred gain relates. During the first half of 1995, the reinsured policies experienced an unusually high level of terminations. This resulted in a higher than expected amortization of the deferred gain during that period.

       The Company receives an expense allowance for administering certain blocks of reinsured policies. The expense allowance received during the first half of 1996 was 7% less than the expense allowance received during the first half of 1995. The expense allowance received during the second quarter of 1996 was 11% less than the expense allowance received during the second quarter of 1995. The decrease is due to normal policy attrition of the reinsured policies.

       Total policy benefits (i.e., death benefits and other benefits) were 44% of total revenue for the first half of 1996 compared to 38% of total revenue for the first half of 1995. Total policy benefits were 50% of the total revenue for the second quarter of 1996 compared to 42% of total revenue for the second quarter of 1995. The higher ratio of total policy benefits to total revenue in 1996 is attributable to one month of death claims in the amount of approximately $200,000 from the acquisition of the World Service and South Texas Bankers policies.

       Total expenses (i.e., total benefits and expenses less total policy benefits) were 48% of total revenue for the first quarter of 1996 compared to 52% of total revenue for the first half of 1995. Total expenses were 44% of total revenue for the second quarter of 1996 compared to 46% for the second quarter of 1995. General expenses for the first half of 1995 included approximately $72,000 in non-recurring actuarial charges related to consultations on the Company's acquisition program and approximately $35,000 in expense related to the settlement of a policy dispute. General expenses for the second quarter of 1996 include a $40,000 charge related to the settlement of a long-standing agent commission dispute.

       As a result of a 1995 transaction that increased the reinsurance from 20% to 100% on each of the life policies in force in a life insurance subsidiary acquired August 31, 1994, the Company incurred current (in
       1995) federal income taxes of approximately $920,000. Offsetting the increase in the current federal income tax expense, the reinsurance transaction noted above resulted in a deferred federal income tax benefit. The benefit related to the reinsurance transaction was the majority of the total deferred federal income tax benefit recorded in the first quarter of 1995.

       LIQUIDITY AND CAPITAL RESOURCES

       In connection with an acquisition, the Company borrowed $1.5 million from a bank on January 31, 1995. The note matured April 30, 1996. The bank granted a new note maturing April 30, 1997 under identical terms as the original note. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly. The note had a principal balance of $1,187,500 at June 30, 1996. The note is secured by a pledge of all of the outstanding shares of American Capitol owned by the Company. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company and American Capitol are in compliance with all the restrictions and covenants of the loan.

       During the first half of 1996, there was a decline in net unrealized investment gains of $831,224. The decline in invested asset values was primarily the result of an increase in market interest rates during the quarter. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet its cash flow requirements.

       FORTUNE LIQUIDATION

       As discussed in the Company's Annual Report on Form 10-KSB, Fortune National Corporation ("Fortune"), the owner of 63.7% of the Company's outstanding common stock, expects to adopt a plan of dissolution and liquidation at its annual stockholder meeting on August 26, 1996.

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

       REAL ESTATE

       On May 14, 1996, an earnest money contract was signed for the sale of 50,000 square feet of home office land to an unaffiliated third party. The sale price is $7.25 per square foot, which, if the transaction closes, will result in a pretax gain of approximately $200,000.


       SUBSEQUENT EVENT

       Effective July 1, 1996, American Capitol signed a lease agreement whereby an unaffiliated third party agreed to lease the remainder of the rentable space of the home office building (approximately 34,919 square feet). The term of the lease is five years and the rental rate is $9.50 per square foot. A purchase option agreement was signed with the same tenant. The purchase option expires on September 30, 1997. The option purchase price of the home office building is $1,200,000. If the option is exercised, the purchase price will be financed 73.5% by American Capitol at an interest rate of 10.5%.

                                      SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report of Form 10-QSB for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        ACAP CORPORATION
                                                          (Registrant)


       Date:   August 14, 1996              By:/s/ William F. Guest
                                               ----------------------------
                                               William F. Guest, President


       Date:   August 14, 1996              By:/s/ John D. Cornett
                                               ----------------------------
                                               John D. Cornett, Treasurer
                                               (Principal Accounting Officer)