Form 10QSB
period 1996-09-30
ACAP CORP
filed 1996-11-12
CIK 792468

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      Form 10-QSB

      (Mark One)
         [x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

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
       x    Yes            No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                        OUTSTANDING NOVEMBER 11, 1996

       Common Stock, Par Value $.10                     7,612












        This Form 10-QSB contains a total of 18 pages, including any exhibits.


                          ACAP CORPORATION AND SUBSIDIARIES

                                     FORM 10-QSB

                                        INDEX



                                                              Page No.
     Part I.        Financial Information:

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                     Sheet - September 30, 1996 (Unaudited)       3

                    Condensed Consolidated Statements of
                     Operations - Nine Months Ended
                     September 30, 1996 and 1995 (Unaudited)      5

                    Condensed Consolidated Statements of
                     Operations - Three Months Ended
                     September 30, 1996 and 1995 (Unaudited)      6

                    Condensed Consolidated Statements of
                     Cash Flows - Nine Months Ended
                     September 30, 1996 and 1995 (Unaudited)      7

                    Notes to Condensed Consolidated
                     Financial Statements (Unaudited)             8


          Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                  13


     Part II.       Other Information:

          Item 6.   Exhibit 27-Financial Data Schedule           18


                        PART I.  ITEM 1.  FINANCIAL INFORMATION

                           ACAP CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                   SEPTEMBER 30, 1996
                                      (UNAUDITED)

       ASSETS

       Investments:
         Fixed maturities available for sale                     $ 27,552,147
         Equity securities (at market)                                 13,522
         Mortgage loans                                             2,815,665
         Real estate                                                1,390,300
         Policy loans                                               6,248,815
         Short-term investments                                       437,177
                                                                 ------------
           Total investments                                       38,457,626

       Cash                                                           418,050

       Accrued investment income                                      454,922

       Reinsurance receivable                                      58,417,460

       Accounts receivable (less allowance
         for uncollectible accounts of $82,915)                       206,594

       Deferred acquisition costs                                   1,691,767

       Property and equipment
         (less accumulated depreciation of $572,788)                  116,560

       Costs in excess of net assets of
         acquired business (less accumulated
         amortization of $550,871)                                  2,122,903

       Other assets                                                 1,311,503
                                                                  -----------

                                                                 $103,197,385
                                                                 ============









       See accompanying notes to consolidated financial statements.



           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      1996

       LIABILITIES:
         Policy liabilities:
           Future policy benefits                                $ 88,907,081
           Contract claims                                            738,043
                                                                 ------------
              Total policy liabilities                             89,645,124

         Other policyholders' funds                                 1,874,607

         Deferred tax liability                                     1,608,817

         Deferred gain on reinsurance                               2,331,489

         Note payable                                               1,125,000

         Other liabilities                                            776,011
                                                                 ------------

           Total liabilities                                       97,361,048
                                                                 ------------

       STOCKHOLDERS' EQUITY:
         Series A preferred stock, par value
           $.10 per share, authorized, issued
           and outstanding 74,000 shares
           (involuntary liquidation value $2,035,000)               1,850,000

         Common stock, par value $.10 per share,
           authorized 10,000 shares, issued
           8,757 shares                                                   876

         Additional paid-in capital                                 6,259,189

         Accumulated deficit                                       (2,263,507)

         Treasury stock, at cost, 1,145 shares                       (426,419)

         Net unrealized investment gains, net of
           taxes of $63,941                                           416,198
                                                                 ------------

           Total stockholders' equity                               5,836,337
                                                                 ------------

                                                                 $103,197,385
                                                                 ============




       See accompanying notes to consolidated financial statements.


                           ACAP CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                      (UNAUDITED)

                                                          1996         1995
       REVENUES:
         Premiums and other considerations          $ 2,041,019     1,284,056

         Net investment income                          975,118       976,225

         Net realized investment gains                  224,097       146,954
         Reinsurance expense allowance                1,434,389     1,441,974

         Amortization of deferred gain on reinsurance   152,140       347,207

         Other income                                    43,343        75,885
                                                     ----------    ----------

           Total revenues                             4,870,106     4,272,301
                                                     ----------    ----------
       BENEFITS AND EXPENSES:
         Death benefits                                 613,554       456,355

         Other benefits                               1,365,870       991,115

         Commissions and general expenses             1,847,035     1,928,144

         Interest expense                                85,332       137,822
         Amortization of deferred acquisition costs      87,288        84,665

         Amortization of costs in excess of net
           acquired business                             78,069        78,070
                                                     ----------    ----------

           Total benefits and expenses                4,077,148     3,676,171
                                                     ----------    ----------
       Income before federal income tax expense         792,958       596,130

       Federal income tax expense (benefit)
         Current                                         47,499       987,803
         Deferred                                        10,019      (583,849)
                                                     ----------    ----------

       Net income                                       735,440       192,176
                                                     ==========    ==========
       Net income per common share                  $     70.35          4.92
                                                     ==========    ==========



       See accompanying notes to consolidated financial statements.


                           ACAP CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                      (UNAUDITED)

                                                        1996          1995
       REVENUES:
         Premiums and other considerations           $  837,541       293,311

         Net investment income                          234,863       308,100

         Net realized investment gains                  222,155       141,095
         Reinsurance expense allowance                  535,327       470,702

         Amortization of deferred gain on reinsurance    51,752        65,716

         Other income                                    12,208        17,892
                                                     ----------     ---------

           Total revenues                             1,893,846     1,296,816
                                                     ----------     ---------

       BENEFITS AND EXPENSES:
         Death benefits                                 183,735       248,217

         Other benefits                                 473,615        78,422

         Commissions and general expenses               596,339       581,837

         Interest expense                                27,076        36,399
         Amortization of deferred acquisition costs      22,813        27,926

         Amortization of costs in excess of net
           acquired business                             26,023        26,022
                                                     ----------     ---------

           Total benefits and expenses                1,329,601       998,823
                                                     ----------     ---------
       Income before federal income tax expense         564,245       297,993

       Federal income tax expense (benefit)
         Current                                         27,715       (31,061)
         Deferred                                         6,269       415,266
                                                     ----------     ---------

       Net income (loss)                            $   530,261       (86,212)
                                                     ==========     =========
       Net income (loss) per common share           $     59.09        (16.10)
                                                     ==========     =========



       See accompanying notes to consolidated financial statements.


                           ACAP CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                        INCREASE (DECREASE) IN CASH (UNAUDITED)

                                                          1996           1995

       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income from operations                $    735,440       192,176
         Adjustments to reconcile net income to
          net cash provided by operating activities:
           Depreciation and amortization                 95,901      (133,409)
           Realized gains on investments               (224,097)     (146,954)
           Deferred federal income tax expense
            (benefit)                                    10,016      (583,847)
           Decrease in reinsurance receivables          924,994     1,259,489
           Decrease (increase) in accrued
            investment income                          (228,940)      107,567
           Increase in accounts receivable              (77,280)      (94,319)
           Increase in other assets                    (996,521)     (168,915)
           Increase (decrease) in future policy
            benefit liability                           317,011      (106,367)
           Increase (decrease)in contract claim
            liability                                  (221,936)       54,933
           Increase (decrease) in other
             policyholders' funds liability             (92,375)       57,803
           Decrease in other liabilities               (123,898)      (25,594)
                                                    -----------    ----------
       Net cash provided by operating activities        118,315       412,563
                                                    -----------    ----------

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sales of investments
           available for sale and principal
           repayments on mortgage loans               3,514,868     2,515,710
         Purchases of investments available for sale(22,731,274)   (5,959,178)
         Net decrease in policy loans                   471,800       228,914
         Proceeds from sales of real estate             338,845            --
         Net decrease in short-term investments         605,874    12,208,451
         Purchase of property and equipment            (117,336)      (24,746)
         Purchase of subsidiary, net of cash
           acquired                                          --    (1,952,300)
         Coinsurance agreement, net of cash acquired 19,371,962            --
                                                    -----------    ----------
       Net cash provided by investing activities      1,454,739     7,016,851
                                                    -----------    ----------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of note payable              --     1,500,000
         Principal payments on notes payable           (187,500)   (8,425,000)
         Deposits on policy contracts                   878,575     1,015,983
         Withdrawals from policy contracts           (1,825,161)   (1,754,802)
         Preferred dividends paid                      (144,531)     (150,315)
                                                    -----------    ----------
       Net cash used in financing activities         (1,278,617)   (7,814,134)
                                                    -----------    ----------
       Net increase (decrease) in cash                  294,437      (384,720)
       Cash at beginning of year                        123,613       384,720
                                                    -----------    ----------
       Cash at end of period                      $     418,050            --
                                                    ===========    ==========
       See accompanying notes to consolidated financial statements.


                          ACAP CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


       1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The condensed consolidated balance sheet as of September 30, 1996 and the condensed consolidated statements of operations and cash flows for the nine month periods ended September 30, 1996 and 1995, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1996 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Stockholders. The results of operations for the nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

       2.  EARNINGS PER SHARE

       The earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $144,531 and $150,315 for September 30, 1996 and 1995, respectively) by the weighted average common shares outstanding (8,400 at September 30, 1996 and 8,516 at September 30, 1995).

       3.  STOCKHOLDERS' EQUITY

       During the nine months ended September 30, 1996, stockholders' equity changed for the following items: Reduction in net unrealized investment gains of $695,529; net income of $735,440; cash dividends paid on preferred stock of $144,531; an increase in treasury stock of $320,566; and an increase in additional paid in capital of $120.

       4.  WORLD SERVICE TRANSACTION

       Effective June 1, 1996, American Capitol Insurance Company ("American Capitol"), a wholly-owned subsidiary of Acap Corporation, entered into Reinsurance and Assumption Agreements (the "Assumption Agreements") with World Service Life Insurance Company of America ("World Service") and South Texas Bankers Life Insurance Company ("South Texas Bankers"), a wholly-owned subsidiary of World Service. Pursuant to the Assumption Agreements, American Capitol assumed all of the insurance in force of World Service and South Texas Bankers, approximately 24,000 policies, for cash of approximately $1.9 million. The assets transferred to American Capitol were $21.3 million in cash, approximately $1.9 million of mortgage loans, a receivable of approximately $1.4 million and other assets of approximately $2.0 million.

       The Assumption Agreement was subject to certain post-closing price adjustments. Following the calculation of certain of the post-closing price adjustments, World Service and South Texas Bankers indicated an unwillingness to complete the transaction as structured in the Assumption Agreement. On August 30, 1996, the parties signed a reinsurance agreement (the "Reinsurance Agreement"), effective June 1, 1996, which supersedes the Assumption Agreements. Under the Reinsurance Agreement, American Capitol coinsures 91.42% of the World Service / South Texas Bankers policies. American Capitol provides a ceding fee of approximately $1.2 million. American Capitol retains the assets previously transferred under the Assumption Agreements, except that the $1.4 million receivable is no longer applicable. Contemporaneous with the signing of the Reinsurance Agreement, the parties executed an administrative agreement (the "Administration Agreement") whereby American Capitol agreed to provide specified administrative functions related to the World Service / South Texas Bankers policies for consideration.

       It is possible, although in management's opinion not likely, that upon review by the Alabama and Texas insurance regulators, the Reinsurance Agreement will be disallowed. If this were to happen, possible outcomes include a rescission of the transaction or litigation.

       5.  REINSURANCE

       Effective June 30, 1996, American Capitol reinsured the business from World Service / South Texas Bankers on a 100% coinsurance basis by amending an existing reinsurance agreement (the "Crown Agreement") with an unaffiliated reinsurer. American Capitol retained the administration of the policies, for which it receives an expense allowance from the reinsurer. An experience refund formula in the Crown Agreement returns to American Capitol 50% of the profits generated by the reinsured policies above a specified threshold. Also, at American Capitol's option, the reinsured policies may be recaptured at a price determined by the experience formula. This transaction, at June 30, 1996, increased reinsurance receivables by approximately $24.1 million to a carrying value of $57.1 million that were associated with a single reinsurer, Crown Life Insurance Company ("Crown"). At December 31, 1995, Crown had assets in excess of $6.6 billion and stockholders' equity of approximately $.5 billion. Crown is rated "Excellent" by A.M. Best Company, an insurance company rating organization.

       6.  FORTUNE LIQUIDATION

       Fortune National Corporation ("Fortune"), the owner of 63.7% of the Company's outstanding common stock, adopted a plan of dissolution and liquidation at its annual stockholder meeting on August 26, 1996. On August 26, 1996, Fortune had no assets other than its holding of the Company's common stock. Under the plan, no fractional shares of the Company's common stock were issued. Fortune stockholders who did not buy from the Company enough Fortune common stock on or before September 26, 1996 to round up their holdings elected to sell their "odd lot" shares of Fortune common stock to the Company. As a result of the Company's purchase of the "odd lot" shares and the conversion of the Company's holding of Fortune common stock into Company common stock, the Company added $320,566 to treasury stock, reducing the number of outstanding shares of Company common stock to approximately 7,612.

                          ACAP CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


       7.  REAL ESTATE

           LAND SALE

       On September 10, 1996, American Capitol sold 50,000 square feet of undeveloped land to an unaffiliated third party (the "Land Sale"). The Company realized a pretax capital gain of $222,025 on the Land Sale.

           LEASE OF HOME OFFICE BUILDING

       Effective July 1, 1996, American Capitol signed a lease agreement (the "Lease") whereby an unaffiliated third party agreed to lease the remainder of the rentable space of the home office building (approximately 34,919 square feet). The term of the Lease is five years and the rental rate is $9.50 per square foot. The Lease provides for a complete abatement of rent for the first three months of the lease term and an abatement of one third of the rent for the subsequent three months. A purchase option agreement was signed with the same tenant. The purchase option expires on September 30, 1997. The option purchase price of the home office building is $1.2 million. American Capitol paid a brokerage fee of $72,000 in connection with the Lease.

       The first rent payment under the Lease was due on October 1, 1996. To date, neither the October 1 rent payment nor the November 1, 1996 rent payment has been made and American Capitol has declared the Lease in default.

           POTENTIAL LAND SALE

       On October 25, 1996, American Capitol signed an earnest money contract for the sale of approximately 2.38 acres of undeveloped land to an unaffiliated third party. The earnest money contract essentially grants the potential purchaser an option to purchase the land on or prior to December 31, 1996. If the transaction closes, the Company will realize a pretax capital loss of approximately $20,000. If the transaction closes, the Company will have no real estate holdings other than American Capitol's home office building and the land directly associated with that building.

       8.  DISPOSITION

       On August 31, 1994, American Capitol acquired Family Life Insurance Company of Texas ("Family"). During 1995, the policies in force of Family were transferred to another subsidiary of American Capitol, leaving Family a "shell" company. On October 14, 1996, American Capitol signed a purchase agreement to sell Family to an unaffiliated third party. If the transaction closes, it is anticipated to close by December 31, 1996. If the transaction closes, the Company will realize a pretax capital gain of approximately $50,000.

       9.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

       Cash payments of $43,972 and $766,439 for federal income taxes were made for the nine months ended September 30, 1996 and 1995, respectively.

       Cash payments of $88,984 and $384,662 for interest expense were made during the nine months ended September 30, 1996 and 1995, respectively.

       The following reflects assets acquired and liabilities assumed relative to the acquisition of Oakley-Metcalf by the Company, the consideration given for such acquisition and the net cash flow relative to such acquisition on February 2, 1995.


           Assets of acquired subsidiary                        $ 4,393,403
           Liabilities of acquired subsidiary                    (1,833,887)
                                                                 ----------
           Cost of acquisition                                  $ 2,559,516
                                                                 ==========

           Cash paid for acquisition                            $ 2,559,516
                                                                 ==========

           Net cash from acquisition:
           Cash of acquired company                             $   607,216
           Cash paid for acquisition                             (2,559,516)
                                                                 ----------
       Net cash used by acquisition                             $(1,952,300)
                                                                 ==========

       The following reflects assets acquired and liabilities assumed relative to the coinsurance agreement for the policies of World Service and South Texas Bankers by the Company, the consideration given for such acquisition and the net cash flow relative to such coinsurance on June 1, 1996.

           Assets acquired                                     $ 23,834,041
           Liabilities acquired                                 (22,619,390)
                                                                -----------
           Cost of acquisition                                 $  1,214,651
                                                                -----------

           Cash paid for acquisition                           $  1,214,651
                                                                ===========

           Net cash from acquisition:
           Cash acquired                                       $ 20,586,613
           Cash paid for acquisition                             (1,214,651)
                                                                -----------
           Net cash provided by acquisition                    $ 19,371,962
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

           Assets transferred                                  $ 20,883,855

           Liabilities transferred                              (22,098,506)
                                                                -----------
                                                                 (1,214,651)


           Ceding commission received                             1,214,651
                                                                -----------

           Net cash provided on the transfer of
            assets and liabilities                             $          0
                                                                ===========

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

       Effective August 16, 1996, Fortune adopted a plan of dissolution and liquidation (see Note 6). The cost of the shares of Fortune owned by Acap and its subsidiaries of $320,566 was added to treasury shares in a non-cash transaction.


                          ACAP CORPORATION AND SUBSIDIARIES

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       SIGNIFICANT TRANSACTIONS

         World Service Transaction

       Effective June 1, 1996, American Capitol Insurance Company ("American Capitol"), a wholly-owned subsidiary of Acap Corporation, entered into Reinsurance and Assumption Agreements (the "Assumption Agreements") with World Service Life Insurance Company of America ("World Service") and South Texas Bankers Life Insurance Company ("South Texas Bankers"), a wholly-owned subsidiary of World Service. Pursuant to the Assumption Agreements, American Capitol assumed all of the insurance in force of World Service and South Texas Bankers, approximately 24,000 policies, for cash of approximately $1.9 million. The assets transferred to American Capitol were $21.3 million in cash, approximately $1.9 million of mortgage loans, a receivable of approximately $1.4 million and other assets of approximately $2.0 million.

       The Assumption Agreement was subject to certain post-closing price adjustments. Following the calculation of certain of the post-closing price adjustments, World Service and South Texas Bankers indicated an unwillingness to complete the transaction as structured in the Assumption Agreement. On August 30, 1996, the parties signed a reinsurance agreement (the "Reinsurance Agreement"), effective June 1, 1996, which supersedes the Assumption Agreements. Under the Reinsurance Agreement, American Capitol coinsures 91.42% of the World Service / South Texas Bankers policies. American Capitol provides a ceding fee of approximately $1.2 million. American Capitol retains the assets previously transferred under the Assumption Agreements, except that the $1.4 million receivable is no longer applicable. Contemporaneous with the signing of the Reinsurance Agreement, the parties executed an administrative agreement (the "Administration Agreement") whereby American Capitol agreed to provide specified administrative functions related to the World Service / South Texas Bankers policies for consideration.

       It is possible, although in management's opinion not likely, that upon review by the Alabama and Texas insurance regulators, the Reinsurance Agreement will be disallowed. If this were to happen, possible outcomes include a rescission of the transaction or litigation.

       Effective June 30, 1996, American Capitol reinsured the business from World Service / South Texas Bankers on a 100% coinsurance basis by amending an existing reinsurance agreement (the "Crown Agreement") with an unaffiliated reinsurer. American Capitol retained the administration of the policies, for which it receives an expense allowance from the reinsurer. An experience refund formula in the Crown Agreement returns to American Capitol 50% of the profits generated by the reinsured policies above a specified threshold. Also, at American Capitol's option, the reinsured policies may be recaptured at a price determined by the experience formula. This transaction, at June 30, 1996, increased reinsurance receivables by approximately $24.1 million to a carrying value of $57.1 million that were associated with a single reinsurer, Crown Life Insurance Company ("Crown"). At December 31, 1995, Crown had assets in excess of $6.6 billion and stockholders' equity of approximately $.5 billion. Crown is rated "Excellent" by A.M. Best Company, an insurance company rating organization.

         Fortune Liquidation

       Fortune National Corporation ("Fortune"), the owner of 63.7% of the Company's outstanding common stock, adopted a plan of dissolution and liquidation at its annual stockholder meeting on August 26, 1996. On August 26, 1996, Fortune had no assets other than its holding of the Company's common stock. Under the plan, no fractional shares of the Company's common stock were issued. Fortune stockholders who did not buy from the Company enough Fortune common stock on or before September 26, 1996 to round up their holdings elected to sell their "odd lot" shares of Fortune common stock to the Company. As a result of the Company's purchase of the "odd lot" shares and the conversion of the Company's holding of Fortune common stock into Company common stock, the Company added $320,566 to treasury stock, reducing the number of outstanding shares of Company common stock to approximately 7,612.

         Land Sale

       On September 10, 1996, American Capitol sold 50,000 square feet of undeveloped land to an unaffiliated third party (the "Land Sale"). The Company realized a pretax capital gain of $222,025 on the Land Sale.

         Lease of Home Office Building

       Effective July 1, 1996, American Capitol signed a lease agreement (the "Lease") whereby an unaffiliated third party agreed to lease the remainder of the rentable space of the home office building (approximately 34,919 square feet). The term of the Lease is five years and the rental rate is $9.50 per square foot. The Lease provides for a complete abatement of rent for the first three months of the lease term and an abatement of one third of the rent for the subsequent three months. A purchase option agreement was signed with the same tenant. The purchase option expires on September 30, 1997. The option purchase price of the home office building is $1.2 million. American Capitol paid a brokerage fee of $72,000 in connection with the Lease.

       The first rent payment under the Lease was due on October 1, 1996. To date, neither the October 1 rent payment nor the November 1, 1996 rent payment has been made and American Capitol has declared the Lease in default.

         Potential Land Sale

       On October 25, 1996, American Capitol signed an earnest money contract for the sale of approximately 2.38 acres of undeveloped land to an unaffiliated third party. The earnest money contract essentially grants the potential purchaser an option to purchase the land on or prior to December 31, 1996. If the transaction closes, the Company will realize a pretax capital loss of approximately $20,000. If the transaction closes, the Company will have no real estate holdings other than American Capitol's home office building and the land directly associated with that building.

         Potential "Shell" Sale

       On August 31, 1994, American Capitol acquired Family Life Insurance Company of Texas ("Family"). During 1995, the policies in force of Family were transferred to another subsidiary of American Capitol, leaving Family a "shell" company. On October 14, 1996, American Capitol signed a purchase agreement to sell Family to an unaffiliated third party. If the transaction closes, it is anticipated to close by December 31, 1996. If the transaction closes, the Company will realize a pretax capital gain of approximately $50,000.

       RESULTS OF OPERATIONS

       Premiums and other considerations were 59% higher during the nine months ended September 30, 1996 in comparison to the comparable period in 1995. The Company has received approximately $1 million in premiums during 1996 from the World Service transaction discussed under "Significant Transactions" above. All of the premiums reinsured as a result of the World Service transaction for the month of June 1996, approximately $500,000, were retained by American Capitol. Further, under the Reinsurance Agreement, American Capitol reinsures 91.42% of all new business produced by World Service. This new business is not reinsured under the Crown Agreement, and is therefore reflected in the Company's financial statements. The volume of World Service's new business has been declining and it is uncertain how long or to what degree World Service will continue to support new business production.

       Premiums for 1995 included approximately $500,000 in single premiums related to the conversion of three trust-funded prepaid funeral service plans to an insurance-funded plan. Excluding these conversions, premiums from the Company's marketing of final expense life insurance and insurance-funded prepaid funeral service contracts has risen from approximately $400,000 during the first nine months of 1995 to approximately $700,000 during the first nine months of 1996.

       Premiums for the three months ended September 30, 1996 were 186% higher than during the comparable period in 1995. The single premiums from the trust conversions noted above were generated prior to the third quarter of 1995. As a result, the World Service premiums and the Company's increased new business production during the third quarter of 1996 represented a larger percentage increase over the premiums for the third quarter of 1995.

       Net investment income was essentially unchanged for the nine months ended September 30, 1996 in comparison to the comparable period in 1995. Net investment income for the three months ended September 30, 1996 was $73,237 lower than net investment income during the comparable period in 1995. During the third quarter of 1996 the Company expensed $72,000 in real estate broker fees related to the Lease discussed under "Significant Transactions" above.

       Realized investment gains were $224,097 for the nine months ended September 30, 1996 in comparison to $146,954 for the nine months ended September 30, 1995. The realized investment gains for 1996 are almost exclusively related to the Land Sale discussed under "Significant Transactions" above. The realized investment gains for 1995 were the result of (1) the sale of a "shell" subsidiary and (2) the restructuring of the bond portfolio of a subsidiary.

       A major source of revenue for the Company is the expense allowance the Company receives for administering certain blocks of reinsured policies. Through the end of the second quarter of 1996, the reinsurance expense allowance was less than it had been during the corresponding period in 1995 due to normal policy attrition of the reinsured policies. The amendment to the Crown Agreement to add the policies American Capitol coinsures from World Service / South Texas Bankers resulted in a 14% increase in the amount of the reinsurance expense allowance for the three months ended September 31, 1996 in comparison to the same period in 1995. This increase in the reinsurance expense allowance during the third quarter of 1996 largely offset the decline in the reinsurance expense allowance during the first two quarters of 1996 and resulted in the reinsurance expense allowance for the nine months ended September 30, 1996, being within $10,000 of the reinsurance expense allowance for the comparable period in 1995.

       The deferred gain on reinsurance is being amortized based upon the amount of insurance in force under the reinsurance treaties to which the deferred gain relates. During the first half of 1995, the reinsured polices experienced an unusually high level of terminations. This resulted in a higher than expected amortization of the deferred gain during that period. Consequently, the amortization of the deferred gain on reinsurance was almost $200,000 lower during the nine months ended September 30, 1996 in comparison to the same period in 1995. For the three months ended September 30, 1996, the amortization of the deferred gain on reinsurance was less than $14,000 lower than during the comparable period in 1995.

       As a result of the factors noted above, total revenue was 14% higher during the nine months ended September 30, 1996 than during the comparable period in 1995 and total revenue was 46% higher during the three months ended September 30, 1996 than during the comparable period in 1995. When used below, "total revenue" excludes realized investment gains.

       Total policy benefits (i.e., death benefits and other benefits) were 43% of total revenue for the nine months ended September 30, 1996 in comparison to 35% of total revenue for the comparable period in 1995. Total policy benefits were 39% of total revenue for the three months ended September 30, 1996 in comparison to 28% of total revenue for the comparable period in 1995. The increase in total policy benefits is primarily attributable to the increase in reserves related to the retained portion of the business reinsured from World Service.

       Total expenses (i.e., total benefits and expenses less total policy benefits) were 45% of total revenue for the nine months ended September 30, 1996 in comparison to 54% of total revenue for the comparable period in 1995. Total expenses were 40% of total revenue for the three months ended September 30, 1996 in comparison to 58% of total revenue for the comparable period in 1995. As a result of economies of scale and stringent expense controls, the Company was able to significantly increase revenues through the World Service / South Texas Bankers transaction without a corresponding increase in total expenses.

       Total expenses for the nine months ended September 30, 1996 include approximately $59,000 in finder's fees related to the World Service / South Texas Bankers transaction and a $40,000 charge related to the settlement of a long-standing agent commission dispute. Total expenses for the nine months ended September 30, 1995 include approximately $72,000 in non-recurring actuarial charges related to consultations on the Company's acquisition program and approximately $35,000 in expense related to the settlement of a policy dispute.

       As a result of a 1995 transaction that increased the reinsurance from 20% to 100% on each of the life policies in force in a life insurance subsidiary acquired August 31, 1994, the Company incurred current (in
       1995) federal income taxes of approximately $885,000. Partially offsetting the increase in the current federal income tax expense, the reinsurance transaction resulted in a deferred federal income tax benefit. These items are the majority of the difference in federal income tax expense between 1995 and 1996.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company has made principal payments of $187,500 on its bank loan during the nine months ended September 30, 1996. The Company and American Capitol are in compliance with all the restrictions and covenants of the loan.

       During the nine months ended September 30, 1996, there was a decline in net unrealized investment gains of $695,529. The decline in invested asset values was primarily the result of an increase in market interest rates since December 31, 1995. The Company had positive operating cash flow for the nine months ended September 30, 1996 and it is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet its cash flow requirements.


                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report of Form 10-QSB for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        ACAP CORPORATION
                                                          (Registrant)


       Date:   November 11, 1996            By:/s/ William F. Guest
                                               -------------------------------
                                               William F. Guest, President


       Date:   November 11, 1996            By:/s/ John D. Cornett
                                               -------------------------------
                                               John D. Cornett, Treasurer
                                               (Principal Accounting Officer)