Form 10KSB
period 1996-12-31
ACAP CORP
filed 1997-03-27
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     Form 10-KSB
     (Mark One)
     [x] ANNUAL REPORT under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

     For the fiscal year ended:                   December 31, 1996

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Revenues for the issuer for its most recent fiscal year were $6,270,767.

     As of March 24, 1997, 7,592 shares of the registrant's Common Stock, excluding shares held in treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant on such date, based on the average of the closing bid and asked prices for such shares on such date, was $1,132,875.

                         DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part II, Items 5 - 7 of Form 10-KSB is incorporated by reference from the registrant's 1996 Annual Report to Stockholders. The information required by Part III, Items 9 - 12 of Form 10-KSB is incorporated by reference from the registrant's definitive information statement to be furnished in connection with the Annual Meeting of Stockholders to be held on or about April 28, 1997.

     The Exhibit Index, Part IV, Item 13, is located on page 7 of this
     Form 10-KSB.
     This Form 10-KSB contains a total of 159 pages including any exhibits.

     Transitional Small Business Disclosure Format (check one):
      [ ] Yes  [x] No

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

     Fortune National Corporation ("Fortune Corp"), a Pennsylvania corporation, acquired a majority interest in American Capitol in 1984. In the 1985 reorganization that resulted in American Capitol becoming a wholly-owned subsidiary of Acap, Fortune Corp's majority interest in American Capitol was exchanged for an equivalent interest in Acap. Fortune Corp was liquidated during 1996, leaving Fortune Corp's majority stockholder, InsCap Corporation ("InsCap"), a Delaware corporation, with the controlling interest in Acap, approximately 41% at December 31, 1996.

     Acquisition Strategy

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

     Acquisitions to Date

     Acap (i.e., its predecessor, American Capitol) switched from a traditional marketing strategy to the current acquisition strategy in 1984 in connection with the change in control and associated change in management resulting from Fortune Corp's purchase of a majority of the outstanding common stock. Acquisitions made through December 31, 1996 include:

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

          The policies of World Service Life Insurance Company of America, acquired through coinsurance effective June 1, 1996, which added approximately 18,000 life policies to Acap's operations. Also effective June 1, 1996, American Capitol executed an administration agreement with South Texas Bankers Life Insurance Company, a wholly-owned subsidiary of World Service Life Insurance Company of America, which added approximately 8,000 policies to Acap's operations.

     Products and Markets

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

     From mid-1985 until September 1994, the Company relied exclusively on its acquisition strategy and did not actively market new business. Since September 1994, the Company has marketed a small volume of final expense insurance and prearranged funeral service contracts. These policies are primarily written through independent funeral homes. The Company currently receives new business from approximately forty funeral homes.

     The following table sets forth information with respect to gross insurance in force and net premium income of Acap during the past three years:

     --------------------------------------------------------------------------
     (Dollars in Thousands)        1996           1995           1994
     --------------------------------------------------------------------------
     Life insurance in force   $291,396        286,803        321,859

     Premium income:

          Life                 $  2,686          1,828          1,350
          Annuity                   472            547            223
                               --------       --------       --------
       Total premiums          $  3,158          2,375          1,573
                               ========       ========       ========

     The table below presents the direct collected premiums by major geographic area for the last three years:
     --------------------------------------------------------------------------
     (Dollars in Thousands)        1996           1995           1994
     --------------------------------------------------------------------------

     Texas                      $ 3,734          4,573          2,414
     Ohio                           491            550            614
     Indiana                        432            457            503
     Pennsylvania                   370            399            440
     Michigan                       312            352            396
     Other U.S.                   1,882          2,122          2,298
                               --------       --------       --------
       Total                    $ 7,221          8,453          6,665
                               ========       ========       ========

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

     Employees

     At December 31, 1996, Acap had a total of 31 employees. None of these employees is covered by a collective bargaining agreement. Acap believes that it has excellent relations with its employees.

     ITEM 2.  DESCRIPTION OF PROPERTIES.

     The principal offices of the Company are located at 10555 Richmond Avenue, Houston, Texas 77042. The Company holds unencumbered title to a building containing approximately 50,000 square feet and approximately 5.5 acres of land at that location. The Company occupies approximately 12,000 square feet. Approximately 3,000 square feet of additional space is leased by unaffiliated tenants. The Company's offices are suitable for the conduct of its business and provide room for future growth. Management believes that the property is adequately covered by insurance.

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

     The Company owns and services first mortgage loans with aggregate principal balances at December 31, 1996 of $2,760,835. The Company's investment policy prohibits making new investments in mortgage loans without the prior approval of the Board of Directors. There are no plans to make any mortgage loan investments in the foreseeable future. If the Company were interested in making a mortgage loan investment, regulatory restrictions applicable to Texas life insurance companies would prohibit the life insurance subsidiaries from investing in mortgage loans on real estate outside of the United States, in other than first liens, or in any loan that exceeds 25% of the insurer's statutory capital and surplus.

     ITEM 3.  LEGAL PROCEEDINGS.

     Acap and its subsidiary are involved in various lawsuits and legal actions arising in the ordinary course of operations. Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on Acap's financial position.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1996.


                                       PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The required information regarding the market for the common equity of the Company and related stockholder matters is incorporated herein by reference from "Stockholder Information" on page 30 of Acap's 1996 Annual Report to Stockholders.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from "Management's Financial Analysis" on pages 3 - 8 of Acap's 1996 Annual Report to Stockholders.

     ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements and supplementary data are incorporated herein by reference from pages 9 - 29 of Acap's 1996 Annual Report to Stockholders.

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     None.


                                      PART III

     The information required by Items 9-12 is incorporated by reference from Acap's definitive information statement, which is to be filed pursuant to Regulation 14C.

                                       PART IV

     ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

                                                         Location or
     Exhibits            Description             Incorporation by Reference

      3(a)(1)    Certificate of Incorporation     *Form 10 effective June 22,
                 of the Registrant dated March    1986, pages 58-61
                 12, 1985

      3(a)(2)    Certificate of Amendment to      *Form 10 effective June 22,
                 the Certificate of               1986, pages 62-65
                 Incorporation of the
                 Registrant dated October 25,
                 1985

      3(a)(3)    Certificate of Amendment to      *Form 10K dated December
                 the  Certificate of              31, 1988, pages 51-53
                 Incorporation of the
                 Registrant dated August 22,
                 1986

      3(a)(4)    Certificate of Amendment to      *Form S4, Registration No.
                 the  Certificate of              33-27874
                 Incorporation of the
                 Registrant dated March 20,
                 1989

      3(a)(5)    Certificate of Amendment to      *Form 10KSB dated December
                 the Certificate of               31, 1994, pages 273-276
                 Incorporation of the
                 Registrant dated May 9, 1994

      3(b)(1)    Bylaws of the Registrant, as     *Form 10K dated December
                 amended                          31, 1988, pages 54-68

      3(b)(2)    Amendment to the Bylaws of the   *Form 10Q dated March 31,
                 Registrant                       1990, page 11

      4          Certificate of Designations of   *Form 8K dated December 31,
                 the Preferred Stock of the       1986, pages 23-31
                 Registrant

     10(a)(1)    1988 American Capitol            *Form 10K dated December
                 Insurance Company Key Employee   31, 1988, pages 37-44
                 Stock Option Plan

     10(a)(2)    Form of Grant of Stock Option    *Form 10K dated December
                 used in 1988 American Capitol    31, 1988, pages 45-50
                 Insurance Company Key Employee
                 Stock Option Plan


     10(b)(1)    Employment Contract between      *Form 10KSB dated December
                 American Capitol Insurance       31, 1994, pages 278-290
                 Company and John D. Cornett

                                                         Location or
     Exhibits            Description             Incorporation by Reference

     10(b)(2)    Stock Purchase Agreement         *Form 10KSB dated December
                 between American Capitol         31, 1994, pages 291-300
                 Insurance Company and John D.
                 Cornett

     10(c)       Supplemental Disability Income   *Form 10Q dated September
                 Agreement between American       30, 1990, pages 12-18
                 Capitol Insurance Company and
                 William F. Guest

     10(d)(1)    Reinsurance Agreement between    *Form 10KSB dated December
                 American Capitol Insurance       31, 1993, pages 10-66
                 Company and Crown Life
                 Insurance Company effective
                 December 31, 1992, as amended

     10(d)(2)    Amendment dated June 30, 1996    Pages 48-50
                 to the Reinsurance Agreement
                 between American Capitol
                 Insurance Company and Crown
                 Life Insurance Company

     10(e)       Employment Agreement between     Pages 51-68
                 Texas Imperial Life Insurance
                 Company and Richard M. Ridley
                 dated October 1, 1996

     10(f)       Stock Purchase Agreement for     *Form 10KSB dated December
                 Oakley-Metcalf Insurance         31, 1994, pages 162-212
                 Company

     10(g)(1)    Reinsurance Agreement            *Form 10KSB dated December
                 effective February 2, 1995       31, 1994, pages 213-260
                 between Oakley-Metcalf
                 Insurance Company and Alabama
                 Reassurance Company

     10(g)(2)    Amendment dated January 1,       Pages 69-71
                 1996 to the Reinsurance
                 Agreement between Oakley-
                 Metcalf Insurance Company and
                 Alabama Reassurance Company

     10(g)(3)    Amendment dated December 31,     Page 72
                 1996 to the Reinsurance
                 Agreement between Texas
                 Imperial Life Insurance
                 Company and Alabama
                 Reassurance Company

     10(h)       Loan Agreement and related       *Form 10KSB dated December
                 documents between Acap           31, 1994, pages 261-272
                 Corporation and Central
                 National Bank

                                                         Location or
     Exhibits            Description             Incorporation by Reference

     10(i)       Coinsurance Agreement dated      Pages 73-138
                 June 1, 1996 between World
                 Service Life Insurance Company
                 of America and American
                 Capitol Insurance Company

     10(j)       Administration Agreement dated   Pages 139-147
                 June 1, 1996 between South
                 Texas Life Insurance Agency,
                 Inc. and American Capitol
                 Insurance Company

     10(k)       Administration Agreement dated   Pages 148-158
                 June 1, 1996 between South
                 Texas Life Insurance Company
                 and American Capitol Insurance
                 Company

     11          Statement re computation of      *1996 Annual Report to
                 per share earnings               Stockholders, page 16

     13          1996 Annual Report to            Pages 12-47
                 Stockholders

     22          Subsidiaries of the Registrant   Page 11

     27          Financial Data Schedule          Page 159

     _______________________________________________________
     * Exhibit is incorporated by reference to the listed document.

     (b)  Reports on Form 8-K:

          None.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Acap Corporation

     Date:  March 24, 1997

     By:
          /s/ William F. Guest
          ------------------------------------
          William F. Guest
          Chairman of the Board


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Date:  March 24, 1997

     By:

          /s/ William F. Guest              /s/ John D. Cornett
          --------------------------        ----------------------------------
          William F. Guest                  John D. Cornett
          Chairman of the Board,            Executive Vice President and
                                              Treasurer
          President and Director            (Principal Financial and
          (Principal Executive Officer)       Accounting Officer)




          /s/ R. Wellington Daniels          /s/ C. Stratton Hill, Jr.
          ---------------------------       -----------------------------------
          R. Wellington Daniels             C. Stratton Hill, Jr.
          Director                          Director

     EXHIBIT 21


                          SUBSIDIARIES OF ACAP CORPORATION

     Wholly-owned subsidiary of Acap Corporation:
     --------------------------------------------

     American Capitol Insurance Company (Texas)

     Wholly-owned subsidiaries of American Capitol Insurance Company:
     ----------------------------------------------------------------

     Imperial Plan, Inc. (Texas)
     Texas Imperial Life Insurance Company (Texas)