Form 10QSB
period 1997-03-31
ACAP CORP
filed 1997-05-15
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10-QSB

       (Mark One)
     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                        OUTSTANDING May 14, 1997

       Common Stock, Par Value $.10                     7,429




     This Form 10-QSB contains a total of 36 pages, including any exhibits.

                          ACAP CORPORATION AND SUBSIDIARIES

                                     FORM 10-QSB

                                        INDEX



                                                              Page No.
     Part I.        Financial Information:

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                     Sheet - March 31, 1997 (Unaudited)           3

                    Condensed Consolidated Statements of
                     Operations - Three Months Ended
                     March 31, 1997 and 1996 (Unaudited)          5

                    Condensed Consolidated Statements of
                     Cash Flows - Three Months Ended
                     March 31, 1997 and 1996                      6

                    Notes to Condensed Consolidated
                     Financial Statements (Unaudited)             7


          Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                   9


     Part II.       Other Information:

          Item 6.   Exhibit 27-Financial Data Schedule           12

                    Exhibit 10-Employment Agreement between
                     John D. Cornett and American Capitol        13

                    Exhibit 10-Stock Purchase Agreement
                     between John D. Cornett and American
                     Capitol                                     19

                        PART I.  ITEM 1.  FINANCIAL INFORMATION

                           ACAP CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                     MARCH 31, 1997
                                      (UNAUDITED)

       ASSETS

       Investments:
         Fixed maturities available for sale                     $ 29,275,608
         Equity securities (at market)                                  2,907
         Mortgage loans                                             2,601,123
         Real estate                                                1,440,523
         Policy loans                                               6,166,595
         Short-term investments                                       780,615
                                                                  -----------
           Total investments                                       40,267,371


       Accrued investment income                                      469,317

       Reinsurance receivable                                      57,237,055

       Accounts receivable (less allowance
         for uncollectible accounts of $88,468)                       151,665

       Deferred acquisition costs                                   1,639,982

       Property and equipment
         (less accumulated depreciation of $574,438)                  160,189

       Costs in excess of net assets of
         acquired business (less accumulated
         amortization of $772,382)                                  1,901,394

       Other assets                                                 1,206,338
                                                                  -----------
                                                                 $103,033,311
                                                                  ===========








       See accompanying notes to consolidated financial statements.

           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      1997
                                                                      ----
       Liabilities:
         Policy liabilities:
           Future policy benefits                                $ 89,085,909
           Contract claims                                            905,183
                                                                  -----------
              Total policy liabilities                             89,991,092

         Other policyholders' funds                                 1,920,992

         Deferred tax liability                                     1,406,963

         Deferred gain on reinsurance                               2,353,755

         Note payable                                               1,000,000

         Other liabilities                                            732,057
                                                                  -----------
           Total liabilities                                       97,404,859
                                                                  -----------
       Stockholders' equity:
         Series A preferred stock, par value
           $.10 per share, authorized, issued
           and outstanding 74,000 shares
           (involuntary liquidation value $2,035,000)               1,850,000

         Common stock, par value $.10 per share,
           authorized 10,000 shares, issued
           8,754 shares                                                   876

         Additional paid-in capital                                 6,259,189

         Accumulated deficit                                       (2,308,926)

         Treasury stock, at cost, 1,162 shares                       (429,059)

         Net unrealized investment gains, net of
           taxes of $31,485                                           256,372
                                                                  -----------
           Total stockholders' equity                               5,628,452
                                                                  -----------
                                                                 $103,033,311
                                                                  ===========




       See accompanying notes to consolidated financial statements.

                           ACAP CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                      (UNAUDITED)

                                                          1997         1996
       Revenues:                                          ----         ----

         Premiums and other considerations           $  685,272       345,889

         Net investment income                          321,476       300,136

         Net realized investment gains (losses)          (1,171)          514
         Reinsurance expense allowance                  533,933       454,789

         Amortization of deferred gain on reinsurance    56,483        53,527

         Other income                                    12,279        14,073
                                                     ----------    ----------
           Total revenues                             1,608,272     1,168,928
                                                     ----------    ----------
       Benefits and expenses:
         Death benefits                                 288,186       128,619

         Other benefits                                 399,529       282,492

         Commissions and general expenses               704,774       545,873

         Interest expense                                24,695        28,905

         Amortization of deferred acquisition costs      24,171        27,053
         Amortization of costs in excess of net
           acquired business                             59,916        26,021
                                                     ----------    ----------
           Total benefits and expenses                1,501,271     1,038,963
                                                     ----------    ----------
       Income before federal income tax expense         107,001       129,965

       Federal income tax expense (benefit)
         Current                                         31,197        10,000
         Deferred                                       (50,762)      (12,040)
                                                     ----------    ----------

       Net income                                    $  126,566       132,005
                                                     ==========    ==========
       Net income per common share                   $    10.42          9.66
                                                      =========    ==========


       See accompanying notes to consolidated financial statements.

                           ACAP CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                        INCREASE (DECREASE) IN CASH (UNAUDITED)

                                                          1997           1996
                                                          ----           ----

       Cash flows from operating activities:
         Net income from operations                $    126,566       132,005
         Adjustments to reconcile net income to
          net cash provided by operating activities:
           Depreciation and amortization                 58,005        16,502
           Realized gains (losses) on investments         1,171          (514)
           Deferred federal income tax benefit          (50,762)      (12,044)
           Decrease in reinsurance receivables          368,139       671,299
           Decrease in accrued investment income         90,288        94,495
           Increase in accounts receivable              (19,282)      (93,154)
           Increase in other assets                    (809,609)     (925,472)
           Decrease  in future policy
            benefit liability                          (429,098)     (336,314)
           Increase in contract claim liability          55,646        22,863
           Increase (decrease) in other
             policyholders' funds liability              21,750       (11,456)
           Increase in other liabilities                 20,279       711,265
                                                    -----------     ---------
       Net cash provided by (used in) operating
             activities                                (566,907)      269,475
                                                    -----------     ---------
       Cash flows from investing activities:
         Proceeds from sales of investments
           available for sale and principal
           repayments on mortgage loans                 207,370       581,586
         Purchases of investments available for sale   (520,086)   (1,364,298)
         Net decrease in policy loans                    16,639       270,001
         Net decrease in short-term investments         888,801       632,986
         Purchase of property and equipment             (32,176)      (60,903)
                                                    -----------    ----------

       Net cash provided by investing activities        560,548        59,372
                                                    -----------    ----------
       Cash flows from financing activities:
         Principal payments on note payable             (62,500)      (62,500)
         Deposits on policy contracts                   498,906       298,561
         Withdrawals from policy contracts             (418,994)     (638,802)
         Preferred dividends paid                       (47,406)      (49,719)
                                                    -----------    ----------
       Net cash used in financing activities            (29,994)     (452,460)
                                                    -----------    ----------
       Net decrease in cash                             (36,353)     (123,613)
       Cash at beginning of year                         36,353       123,613
                                                    -----------    ----------
       Cash at end of period                       $         --            --
                                                    ===========    ==========

See accompanying notes to consolidated financial statements.

                           ACAP CORPORATION AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


       1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 1997 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report to Stockholders. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

       2.  ACCOUNTING STANDARDS

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS No. 128, which must be adopted for both interim and fiscal periods ending after December 15, 1997, specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with a diluted EPS.

       If SFAS No. 128 had been in effect, basic EPS at March 31, 1997 and 1996 would have been $10.42 and $9.66, respectively. Diluted EPS at March 31, 1997 and 1996 would have been $8.72 and $7.59, respectively.

       3.  EARNINGS PER SHARE

       Earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $47,406 and $49,719 for March 31, 1997 and 1996, respectively) by the weighted average common shares outstanding (7,596 at March 31, 1997 and 8,516 at March 31, 1996).


       4.  STOCKHOLDERS' EQUITY

       During the three months ended March 31, 1997, stockholders' equity changed for the following items: Reduction in net unrealized investment gains of $342,933; net income of $126,566; cash dividends paid on preferred stock of $47,406; and an increase in treasury stock of $2,640.

       5.  SOUTH TEXAS BANKERS TRANSACTION

       Effective June 1, 1996, American Capitol Insurance Company ("American Capitol"), a wholly-owned subsidiary of Acap Corporation, entered a coinsurance agreement and an administrative agreement with World Service Life Insurance Company of America ("World Service"). At the same time, American Capitol entered an administrative agreement with South Texas Bankers Life Insurance Company ("South Texas Bankers"), a wholly-owned subsidiary of World Service.

       On January 31, 1997, World Service assumed all of the policies of South Texas with a retroactive effective date of June 1, 1996. Under the terms of World Service's coinsurance agreement with American Capitol, World Service's assumption of the South Texas policies automatically made the South Texas policies subject to the coinsurance agreement. American Capitol paid World Service an initial ceding commission of approximately $100,000 related to the South Texas policies. American Capitol retroceded the coinsurance to Crown Life Insurance Company ("Crown"). In anticipation of the assumption by World Service and the resulting coinsurance to American Capitol, South Texas had transferred $6.8 million in assets to American Capitol in 1996.

       6.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

       Cash payments of $21,661 and $10,000 for federal income taxes were made for the three months ended March 31, 1997 and 1996, respectively.

       Cash payments of $25,100 and $32,320 for interest expense were made during the three months ended March 31, 1997 and 1996, respectively.

       7.  SUBSEQUENT EVENT

       On April 17, 1997, American Capitol executed a non-binding letter of intent to sell the home office building to an unaffiliated third party (the "Purchaser"). The letter of intent contemplates an earnest money contract which grants the Purchaser a 30 day feasibility study period. If at or prior to the end of the feasibility study period, the Purchaser does not terminate the transaction, the earnest money contract calls for closing of the transaction to take place within 30 days of the end of the feasibility study period. If the transaction closes, the Company will realize a pretax capital gain of approximately $500,000. The earnest money contract includes a provision whereby American Capitol will lease approximately one quarter of the net rentable area of the building (the area it currently occupies) for five years.

                           ACAP CORPORATION AND SUBSIDIARIES

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       SIGNIFICANT TRANSACTIONS

       SOUTH TEXAS BANKERS TRANSACTION

       Effective June 1, 1996, American Capitol Insurance Company ("American Capitol"), a wholly-owned subsidiary of Acap Corporation, entered a coinsurance agreement and an administrative agreement with World Service Life Insurance Company of America ("World Service"). At the same time, American Capitol entered an administrative agreement with South Texas Bankers Life Insurance Company ("South Texas Bankers"), a wholly-owned subsidiary of World Service.

       On January 31, 1997, World Service assumed all of the policies of South Texas with a retroactive effective date of June 1, 1996. Under the terms of World Service's coinsurance agreement with American Capitol, World Service's assumption of the South Texas policies automatically made the South Texas policies subject to the coinsurance agreement. American Capitol paid World Service an initial ceding commission of approximately $100,000 related to the South Texas policies. American Capitol retroceded the coinsurance to Crown Life Insurance Company ("Crown"). In anticipation of the assumption by World Service and the resulting coinsurance to American Capitol, South Texas had transferred $6.8 million in assets to American Capitol in 1996.

       RESULTS OF OPERATIONS

       Premiums and other considerations were 98% higher during the first quarter of 1997 in comparison to the first quarter of 1996. Under the coinsurance agreement with World Service noted above, American Capitol reinsures 91.4% of all business produced by World Service on or after June 1, 1996. American Capitol does not retrocede these policies. The increase in premium income for the first quarter of 1997 in comparison to the first quarter of 1996 is primarily attributable to the World Service production. The volume of World Service's new business has been declining and it is uncertain how long or to what degree World Service will continue to support new business production.

       Premiums in Texas Imperial Life Insurance Company ("Texas Imperial"), the wholly-owned subsidiary of American Capitol through which the Company markets final expense life insurance and insurance-funded prepaid funeral service contracts, were approximately 6% higher during the first quarter of 1997 in comparison to the first quarter of 1996.

       Net investment income increased 7% in the first quarter of 1997 in comparison to the first quarter of 1996.

       The Company receives an expense allowance for administering certain blocks of reinsured policies. As a result of the retrocession of the World Service coinsurance, the expense allowance received during the first quarter of 1997 was 17.4% higher than the expense allowance received during the first quarter of 1996.

       Total policy benefits (i.e., death benefits and other benefits) were 43% of total revenue for the first quarter of 1997 compared to 35% of total revenue for the first quarter of 1996. Mortality experience for the first quarter of 1997 has been higher than expected.

       Total expenses (i.e., total benefits and expenses less total policy benefits) were 51% of total revenue for the first quarter of 1997 compared to 54% of total revenue for the first quarter of 1996.

       Due to the adverse mortality experience noted above in the first quarter of 1997, income before federal income taxes was $22,964 (18%) lower in the first quarter of 1997 compared to the first quarter of 1996.

       LIQUIDITY AND CAPITAL RESOURCES

       In connection with an acquisition, the Company borrowed $1.5 million from a bank on January 31, 1995. The note had a principal balance of $1,000,000 at March 31, 1997. The note matured April 30, 1997. The bank granted a new note maturing April 30, 1998 under identical terms as the original note. The note bears interest at a rate equal to the base rate of a bank plus 1%. Principal payments on the note of $62,500 are due quarterly. The note is secured by a pledge of all of the outstanding shares of American Capitol owned by the Company. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company and American Capitol are in compliance with all the restrictions and covenants of the loan.

       During the first quarter of 1997, there was a decline in net unrealized investment gains of $342,933. The decline in invested asset values was primarily the result of an increase in market interest rates during the quarter. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet its cash flow requirements.

       SUBSEQUENT EVENT

       On April 17, 1997, American Capitol executed a non-binding letter of intent to sell the home office building to an unaffiliated third party (the "Purchaser"). The letter of intent contemplates an earnest money contract which grants the Purchaser a 30 day feasibility study period. If at or prior to the end of the feasibility study period, the Purchaser does not terminate the transaction, the earnest money contract calls for closing of the transaction to take place within 30 days of the end of the feasibility study period. If the transaction closes, the Company will realize a pretax capital gain of approximately $500,000. The earnest money contract includes a provision whereby American Capitol will lease approximately one quarter of the net rentable area of the building (the area it currently occupies) for five years.

                                       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report of Form 10-QSB for the quarter ended March 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        ACAP CORPORATION
                                                          (Registrant)


       Date:   May 11, 1997                 By:/s/ William F. Guest
                                               --------------------------------
                                               William F. Guest, President


       Date:   May 11, 1997                 By:/s/ John D. Cornett
                                               --------------------------------
                                               John D. Cornett, Treasurer
                                               (Principal Accounting Officer)