Form 10QSB
period 1997-06-30
ACAP CORP
filed 1997-08-11
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      Form 10-QSB

         (Mark One)
    [x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                        OUTSTANDING August 7, 1997

       Common Stock, Par Value $.10                     7,474













     This Form 10-QSB contains a total of 13 pages, including any exhibits.

                          ACAP CORPORATION AND SUBSIDIARIES

                                     FORM 10-QSB

                                        INDEX



                                                              Page No.
     Part I.        Financial Information:


          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                     Sheet - June 30, 1997 (Unaudited)            3

                    Condensed Consolidated Statements of
                     Operations - Six Months Ended
                     June 30, 1997 and 1996 (Unaudited)           5

                    Condensed Consolidated Statements
                     of Operations - Three Months Ended
                     June 30, 1997 and 1996 (Unaudited)           6

                    Condensed Consolidated Statements of
                     Cash Flows - Six Months Ended
                     June 30, 1997 and 1996                       7

                    Notes to Condensed Consolidated
                     Financial Statements (Unaudited)             8


          Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                  10


     Part II.       Other Information:

          Item 6.   Exhibit 27-Financial Data Schedule           13

                        PART I.  ITEM 1.  FINANCIAL INFORMATION

                           ACAP CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                     JUNE 30, 1997
                                      (UNAUDITED)

       ASSETS

       Investments:
         Fixed maturities available for sale                     $ 29,972,807
         Mortgage loans                                             2,518,175
         Real estate                                                1,427,298
         Policy loans                                               6,189,625
         Short-term investments                                       840,912
                                                                  -----------
           Total investments                                       40,948,817

       Accrued investment income                                      552,914

       Reinsurance receivable                                      56,661,968

       Accounts receivable (less allowance
         for uncollectible accounts of $88,456)                       175,888

       Deferred acquisition costs                                   1,615,214

       Property and equipment
         (less accumulated depreciation of $586,849)                  152,493

       Costs in excess of net assets of
         acquired business (less accumulated
         amortization of $832,297)                                  1,841,479

       Other assets                                                 1,220,032
                                                                  -----------

                                                                 $103,168,805
                                                                  ===========









       See accompanying notes to consolidated financial statements.

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      1997
                                                                      ----
 Liabilities:
         Policy liabilities:
           Future policy benefits                                $ 88,922,649
           Contract claims                                            814,413
                                                                  -----------
              Total policy liabilities                             89,737,062

         Other policyholders' funds                                 1,915,594

         Deferred tax liability                                     1,516,107

         Deferred gain on reinsurance                               2,307,485

         Note payable                                                 937,500

         Other liabilities                                            797,378
                                                                  -----------
           Total liabilities                                       97,211,126
                                                                  -----------

       Stockholders' equity:
         Series A preferred stock, par value
           $.10 per share, authorized, issued
           and outstanding 74,000 shares
           (involuntary liquidation value $2,035,000)               1,850,000

         Common stock, par value $.10 per share,
           authorized 10,000 shares, issued
           8,754 shares                                                   876

         Additional paid-in capital                                 6,259,189

         Accumulated deficit                                       (2,226,335)

         Treasury stock, at cost, 1,348 shares                       (473,699)

         Net unrealized investment gains, net of
           taxes of $180,552                                          547,648
                                                                  -----------

           Total stockholders' equity                               5,957,679
                                                                  -----------

                                                                 $103,168,805
                                                                  ===========

       See accompanying notes to consolidated financial statements.

                           ACAP CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                      (UNAUDITED)

                                                          1997         1996
                                                          ----         ----
       Revenues:
         Premiums and other considerations         $  1,247,434     1,203,478

         Net investment income                          615,191       740,255
         Net realized investment gains (losses)          (3,117)        1,942

         Reinsurance expense allowance                1,013,785       899,062

         Amortization of deferred gain on reinsurance   102,753       100,388

         Other income                                    28,081        31,135
                                                     ----------    ----------
           Total revenues                             3,004,127     2,976,260
                                                     ----------    ----------

       Benefits and expenses:
         Death benefits                                 469,866       429,819

         Other benefits                                 804,749       892,255

         Commissions and general expenses             1,297,228     1,250,696

         Interest expense                                46,617        58,256
         Amortization of deferred acquisition costs      48,939        64,475

         Amortization of costs in excess of net
           acquired business                            119,831        52,046
                                                     ----------    ----------

           Total benefits and expenses                2,787,230     2,747,547
                                                     ----------    ----------
       Income before federal income tax expense         216,897       228,713

       Federal income tax expense (benefit)
         Current                                         50,019        19,784
         Deferred                                       (90,685)        3,750
                                                     ----------    ----------

       Net income                                   $   257,563       205,179
                                                     ----------    ----------

       Net income per common share                  $     21.67         12.69
                                                     ==========    ==========


       See accompanying notes to consolidated financial statements.

                           ACAP CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                      (UNAUDITED)

                                                          1997         1996
                                                          ----         ----
       Revenues:
         Premiums and other considerations           $  562,162       857,589

         Net investment income                          293,715       440,119

         Net realized investment gains (losses)          (1,946)        1,428

         Reinsurance expense allowance                  479,852       444,273

         Amortization of deferred gain on reinsurance    46,270        46,861

         Other income                                    15,802        17,062
                                                     ----------    ----------
           Total revenues                             1,395,855     1,807,332
                                                     ----------    ----------
       Benefits and expenses:
         Death benefits                                 181,680       301,200
         Other benefits                                 405,220       609,763

         Commissions and general expenses               592,454       704,823

         Interest expense                                21,922        29,351

         Amortization of deferred acquisition costs      24,768        37,422

         Amortization of costs in excess of net
           acquired business                             59,915        26,025
           Total benefits and expenses                1,285,959     1,708,584
                                                     ----------    ----------
       Income before federal income tax expense         109,896        98,748

       Federal income tax expense (benefit)
         Current                                         18,822         9,784
         Deferred                                       (39,923)       15,790
                                                     ----------    ----------
       Net income                                   $   130,997        73,174
                                                     ==========    ==========
       Net income per common share                  $     11.25          3.03
                                                     ==========    ==========



       See accompanying notes to consolidated financial statements.

                           ACAP CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                        INCREASE (DECREASE) IN CASH (UNAUDITED)

                                                          1997           1996
                                                          ----           ----
       Cash flows from operating activities:
         Net income from operations                $    257,563       205,179
         Adjustments to reconcile net income to
          net cash provided by operating activities:
           Depreciation and amortization                131,877        59,861
           Realized gains (losses) on investments         3,117        (1,942)
           Deferred federal income tax benefit (expense)(90,684)        3,753
           Decrease in reinsurance receivables          943,226     1,131,972
           Decrease (increase) in accrued investment
            income                                        6,691      (332,078)
           Increase in accounts receivable              (43,505)      (69,832)
           Increase in other assets                    (823,304)     (946,509)
           Increase (decrease) in future policy
            benefit liability                          (476,961)       40,014
           Decrease in contract claim liability         (35,124)     (248,705)
           Increase (decrease) in other
             policyholders' funds liability              16,352      (134,338)
           Increase in other liabilities                 40,958       166,766
                                                     ----------    ----------
       Net cash used in operating activities            (69,794)     (125,859)
                                                     ----------    ----------
       Cash flows from investing activities:
         Proceeds from sales of investments
           available for sale and principal
           repayments on mortgage loans                 769,106     2,796,829
         Purchases of investments available for sale (1,265,590)  (21,927,454)
         Net (increase) decrease in policy loans         (6,391)      402,000
         Net decrease in short-term investments         828,504       450,728
         Purchase of property and equipment             (36,891)      (62,767)
         Assumption reinsurance acquisition, net
           of cash acquired                                  --    19,371,962
                                                     ----------   -----------

       Net cash provided by investing activities        288,738     1,031,298
                                                     ----------   -----------

       Cash flows from financing activities:
         Principal payments on note payable            (125,000)     (125,000)
         Deposits on policy contracts                   861,634       573,435
         Withdrawals from policy contracts             (897,119)   (1,380,362)
         Preferred dividends paid                       (94,812)      (97,125)
                                                     ----------   -----------

       Net cash used in financing activities           (255,297)   (1,029,052)
                                                     ----------   -----------
       Net decrease in cash                             (36,353)     (123,613)
       Cash at beginning of year                         36,353       123,613
                                                     ----------   -----------
       Cash at end of period                        $        --            --
                                                     ==========   ===========

       See accompanying notes to consolidated financial statements.

                           ACAP CORPORATION AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


       1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The condensed consolidated balance sheet as of June 30, 1997 and the condensed consolidated statements of operations and cash flows for the six month periods ended June 30, 1997 and 1996, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1997 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report to Stockholders. The results of operations for the six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

       If SFAS No. 128 had been in effect, basic EPS at June 30, 1997 and 1996 would have been $21.67 and $12.69, respectively. Basic EPS for the quarter ended June 30, 1997 would have been $11.25 and $3.03, respectively. Diluted EPS at June 30, 1997 and 1996 would have been $19.83 and $10.59, respectively. Diluted EPS for the quarter ended June 30, 1997 would have been $9.49 and $1.01, respectively.

       3.  EARNINGS PER SHARE

       Earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $94,812 and $97,125 for June 30, 1997 and 1996, respectively) by the weighted average common shares outstanding (7,512 at June 30, 1997 and 8,516 at June 30, 1996).


       4.  STOCKHOLDERS' EQUITY

       During the six months ended June 30, 1997, stockholders' equity changed for the following items: Reduction in net unrealized investment gains of $51,657; net income of $257,563; cash dividends paid on preferred stock of $94,812; and an increase in treasury stock of $47,280.

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

       6.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

       Cash payments of $57,961 and $32,071 for federal income taxes were made for the six months ended June 30, 1997 and 1996, respectively.

       Cash payments of $48,452 and $61,218 for interest expense were made during the six months ended June 30, 1997 and 1996, respectively.

       7.  SUBSEQUENT EVENT

       American Capitol has signed an earnest money contract to sell its home office building to an unaffiliated third party. The closing of the transaction is scheduled for August 15, 1997. Upon closing, the Company will realize an after-tax capital gain of approximately $387,000. Upon closing, American Capitol will lease approximately one quarter of the net rentable area of the building (the area it currently occupies) for five years at an annual rental of approximately $115,000.

                           ACAP CORPORATION AND SUBSIDIARIES

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       SIGNIFICANT TRANSACTIONS

       WORLD SERVICE TRANSACTION

       Effective June 1, 1996, American Capitol Insurance Company ("American Capitol"), a wholly-owned subsidiary of Acap Corporation, assumed through reinsurance 93.6% of all of the policies of World Service Life Insurance Company of America ("World Service") pursuant to a coinsurance agreement (the "Coinsurance Agreement"). American Capitol paid World Service an initial ceding commission of approximately $1.7 million. The assets transferred to American Capitol were approximately $19.4 million in cash, approximately $1.9 million of mortgage loans and other assets of approximately $.1 million.

       Contemporaneous with the signing of the Coinsurance Agreement, the parties executed an administrative agreement (the "Administration Agreement") whereby American Capitol agreed to provide specified administrative functions for the 18,000 World Service policies as well as approximately 8,000 policies owned by World Service's subsidiary, South Texas Bankers Life Insurance Company ("South Texas Bankers"), and the preneed funeral contracts associated with the South Texas policies.

       Effective June 30, 1996, American Capitol retroceded all of the World Service policies in force at June 1, 1996 on a 100% coinsurance basis by amending an existing reinsurance agreement (the "Crown Agreement") with an unaffiliated reinsurer. American Capitol retains the coinsurance on all policies issued by World Service subsequent to June 1, 1996. American Capitol also retains the administration of the policies, for which it receives an expense allowance from the reinsurer.

       On January 31, 1997, World Service assumed all of the policies of South Texas with a retroactive effective date of June 1, 1996. Under the terms of World Service's coinsurance agreement with American Capitol, World Service's assumption of the South Texas policies automatically made the South Texas policies subject to the Coinsurance Agreement and adjusted the coinsurance percentage relative to all of the World Service policies to 91.4%. American Capitol paid World Service an initial ceding commission of approximately $100,000 related to the South Texas policies. At the same time, the South Texas policies also automatically became subject to the Crown Agreement. In anticipation of the assumption by World Service and the resulting coinsurance to American Capitol, South Texas had transferred $6.8 million in assets to American Capitol in 1996.

       RESULTS OF OPERATIONS

       Premiums and other considerations were 4% higher during the six month period ended June 30, 1997 in comparison to the comparable period in 1996. Premiums and other considerations were 34% lower during the three month period ended June 30, 1997 in comparison to the comparable period in 1996. During the month of June, 1996, American Capitol retained 100% of the business assumed from World Service under the Coinsurance Agreement noted above. This resulted in additional premiums in June 1996 of approximately $400,000. Excluding the June 1996 World Service premiums, premiums and other considerations were 55% higher during the six month period ended June 30, 1997 in comparison to the comparable period in 1996 and were 23% higher during the three month period ended June 30, 1997 in comparison to the comparable period in 1996. Pursuant to the Coinsurance Agreement, American Capitol assumes 91.4% of all business produced by World Service on or after June 1, 1996. American Capitol does not retrocede these policies. The increase in premium income in 1997 in comparison to 1996 (after deducting the June 1996 World Service premiums) is primarily attributable to the World Service new business production. The volume of World Service's new business has been declining and it is uncertain how long or to what degree World Service will continue to support new business production.

       Premiums in Texas Imperial Life Insurance Company ("Texas Imperial"), the wholly-owned subsidiary of American Capitol through which the Company markets final expense life insurance and insurance-funded prepaid funeral service contracts, were approximately 15% higher during the six month period ended June 30, 1997 in comparison to the comparable period in 1996 and were approximately 24% higher during the three month period ended June 30, 1997 in comparison to the comparable period in 1996.

       Net investment income decreased 17% during the six month period ended June 30, 1997 in comparison to the comparable period in 1996 and decreased approximately 33% during the three month period ended June 30, 1997 in comparison to the comparable period in 1996. Net investment income for June 1996 included the earnings on the World Service policies that were subsequently retroceded through the Crown Agreement. Also, net investment income in June 1997 includes approximately $27,000 in repairs on American Capitol's home office building made in preparing the building for sale (see "Subsequent Events" below).

       The Company receives an expense allowance for administering certain blocks of reinsured policies. As a result of the retrocession of the World Service coinsurance, the expense allowance received during the six month period ended June 30, 1997 was 13% higher than the expense allowance received during the comparable period in 1996. The expense allowance during the three month period ended June 30, 1997 was 8% higher than the expense allowance received during the comparable period in 1996.

       Total policy benefits (i.e., death benefits and other benefits) were 42% of total revenue for the six month period ended June 30, 1997 compared to 44% of total revenue for the comparable period in 1996. Total policy benefits were 42% of total revenue for the three month period ended June 30, 1997 compared to 50% of total revenue for the comparable period in 1996.

       Total expenses (i.e., total benefits and expenses less total policy benefits) were 50% of total revenue for the six month period ended
       June 30, 1997 compared to 48% of total revenue for the comparable period in 1996. Total expenses were 50% of total revenue for the three month period ended June 30, 1997 compared to 44% of total revenue for the comparable period in 1996.

       LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 1997, there was a decline in net unrealized investment gains since December 31, 1996 of $51,657. The decline in invested asset values was primarily the result of an increase in market interest rates during the first quarter of 1997. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.


       SUBSEQUENT EVENT

       American Capitol has signed an earnest money contract to sell its home office building to an unaffiliated third party. The closing of the transaction is scheduled for August 15, 1997. Upon closing, the Company will realize an after-tax capital gain of approximately $387,000. Upon closing, American Capitol will lease approximately one quarter of the net rentable area of the building (the area it currently occupies) for five years at an annual rental of approximately $115,000.

                                       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report of Form 10-QSB for the quarter ended June 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        ACAP CORPORATION
                                                          (Registrant)


       Date:   August 7, 1997               By:/s/ William F. Guest
                                               William F. Guest, President


       Date:   August 7, 1997               By:/s/ John D. Cornett
                                               John D. Cornett, Treasurer
                                               (Principal Accounting Officer)