Form 10QSB
period 1997-09-30
ACAP CORP
filed 1997-11-13
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10-QSB

     (Mark One)
     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

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
     [x]  Yes     [ ]   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                       OUTSTANDING November 7, 1997
                -----                       ----------------------------
       Common Stock, Par Value $.10                     7,462












     This Form 10-QSB contains a total of 15 pages, including any exhibits.

                          ACAP CORPORATION AND SUBSIDIARIES

                                     FORM 10-QSB

                                        INDEX



                                                              Page No.
     Part I.        Financial Information:


          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                     Sheet - September 30, 1997 (Unaudited)       3

                    Condensed Consolidated Statements of
                     Operations - Nine Months Ended
                     September 30, 1997 and 1996 (Unaudited)      5

                    Condensed Consolidated Statements
                     of Operations - Three Months Ended
                     September 30, 1997 and 1996 (Unaudited)      6

                    Condensed Consolidated Statements of
                     Cash Flows - Nine Months Ended
                     September 30, 1997 and 1996                  7

                    Notes to Condensed Consolidated
                     Financial Statements (Unaudited)             8


          Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                  11


     Part II.       Other Information:

          Item 6.   Exhibit 27-Financial Data Schedule           15

                       PART I.  ITEM 1.  FINANCIAL INFORMATION

                          ACAP CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)

     ASSETS

     Investments:
       Fixed maturities available for sale             $ 34,074,677
       Mortgage loans                                     2,199,938
       Real estate                                        1,414,070
       Policy loans                                       6,193,799
       Short-term investments                               485,317
                                                        ___________
          Total investments                              44,367,801

     Accrued investment income                              562,402

     Reinsurance receivable                              56,409,221

     Accounts receivable (less allowance
       for uncollectible accounts of $88,428)               213,667

     Deferred acquisition costs                           1,590,711

     Property and equipment
       (less accumulated depreciation of $545,110)          182,675

     Costs in excess of net assets of
       acquired business (less accumulated
       amortization of $892,213)                          1,781,563

     Other assets                                         1,251,326
                                                        ___________
                                                       $106,359,366
                                                        ===========






     See accompanying notes to consolidated financial statements.

          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           1997
                                                           ----
     Liabilities:
       Policy liabilities:
         Future policy benefits                      $ 91,008,976
         Contract claims                                  852,053
                                                       __________
            Total policy liabilities                   91,861,029

       Other policyholders' funds                       1,862,437

       Deferred tax liability                           1,650,282

       Deferred gain on reinsurance                     2,250,233

       Note payable                                       875,000

       Other liabilities                                1,302,699
                                                      ___________
         Total liabilities                             99,801,680
                                                      ===========
     Stockholders' equity:
       Series A preferred stock, par value
         $.10 per share, authorized, issued
         and outstanding 74,000 shares
         (involuntary liquidation value $2,035,000)     1,850,000

       Common stock, par value $.10 per share,
         authorized 10,000 shares, issued
         8,754 shares                                         876

       Additional paid-in capital                       6,259,189

       Accumulated deficit                             (1,966,929)

       Treasury stock, at cost, 1,288 shares             (445,681)

       Net unrealized investment gains, net of
         taxes of $341,060                                860,231
                                                      -----------
         Total stockholders' equity                     6,557,686
                                                      -----------
                                                     $106,359,366
                                                      ===========



     See accompanying notes to consolidated financial statements.

                          ACAP CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                     (UNAUDITED)

                                                      1997           1996
                                                      ----           ----
     Revenues:
      Premiums and other considerations             $2,141,165    2,041,019

      Net investment income                          1,118,428      975,118

      Net realized investment gains                      3,423      224,097

       Reinsurance expense allowance                 1,481,912    1,434,389

       Amortization of deferred gain on reinsurance    160,005      152,140

      Other income                                      40,233       43,343
                                                     ---------    ---------
         Total revenues                              4,945,166    4,870,106
                                                     ---------    ---------
     Benefits and expenses:
      Death benefits                                   848,967      613,554

      Other benefits                                 1,198,548    1,365,870

      Commissions and general expenses               2,012,492    1,847,035

       Interest expense                                 69,103       85,332

      Amortization of deferred acquisition costs        73,442       87,288

      Amortization of costs in excess of net
         acquired business                             179,747       78,069
                                                     _________    _________
         Total benefits and expenses                 4,382,299    4,077,148
                                                     _________    _________
     Income before federal income tax expense          562,867      792,958

     Federal income tax expense (benefit)
       Current                                         115,348       47,499
       Deferred                                      (117,018)       10,019
                                                     ---------     --------
     Net income                                     $  564,537      735,440
                                                     =========    =========
     Earnings per share:
      Primary                                       $    56.18        71.07
      Fully diluted                                 $    47.66        71.07



     See accompanying notes to consolidated financial statements.

                          ACAP CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                     (UNAUDITED)

                                                          1997       1996
                                                          ----       ----
     Revenues:
      Premiums and other considerations               $  893,731   837,541

      Net investment income                              503,237   234,863

      Net realized investment gains                        6,540   222,155

       Reinsurance expense allowance                     468,127   535,327

       Amortization of deferred gain on reinsurance       57,252    51,752

      Other income                                        12,152    12,208
                                                       --------- ---------
         Total revenues                                1,941,039 1,893,846
                                                       --------- ---------
     Benefits and expenses:
      Death benefits                                     379,101   183,735
      Other benefits                                     393,799   473,615

      Commissions and general expenses                   715,264   596,339

       Interest expense                                   22,486    27,076

      Amortization of deferred acquisition costs          24,503    22,813

      Amortization of costs in excess of net
         acquired business                                59,916    26,023
                                                       --------- ---------
     Total benefits and expenses                       1,595,069 1,329,601
                                                       --------- ---------
     Income before federal income tax expense            345,970   564,245

     Federal income tax expense (benefit)
       Current                                            65,329    27,715
       Deferred                                          (26,333)    6,269
                                                       --------- ---------
     Net income                                       $  306,974   530,261
                                                       ========= =========
     Earnings per share:
      Primary                                             $34.61     61.02
      Fully diluted                                       $28.36     61.02



     See accompanying notes to consolidated financial statements.

                          ACAP CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                       INCREASE (DECREASE) IN CASH (UNAUDITED)

                                                          1997        1996
                                                          ----        ----
     Cash flows from operating activities:
       Net income from operations                    $   564,537     735,440
       Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization                   193,875      95,901
         Realized gains on investments                    (3,423)   (224,097)
         Deferred federal income tax benefit
           (expense)                                    (117,018)     10,016
         Decrease in reinsurance receivables           1,195,973     924,994
         Decrease in accrued investment income            (2,797)   (228,940)
         Increase in accounts receivable                 (81,284)    (77,280)
         Increase in other assets                       (812,538)   (996,521)
         Increase (decrease) in future policy
           benefit liability                            (395,898)    317,011
         Decrease in contract claim liability            (23,157)   (221,936)
         Decrease in other policyholders' funds
           liability                                     (57,123)    (92,375)
         Increase (decrease) in other liabilities        244,310    (123,898)
                                                       ----------   --------
     Net cash provided by operating activities           705,457     118,315
                                                       ----------   --------
     Cash flows from investing activities:
       Proceeds from sales of investments
         available for sale and principal
         repayments on mortgage loans                  3,551,071   3,514,868
       Purchases of investments available for sale    (7,706,889)(22,731,274)
       Net (increase) decrease in policy loans            (2,797)    471,800
       Net decrease in short-term investments          1,184,099     605,874
       Purchase of property and equipment                (78,512)   (117,336)
       Assumption reinsurance acquisition, net
         of cash acquired                              2,854,226  19,371,962
       Proceeds from sales of real estate                     --     338,845
                                                       ---------- ----------
     Net cash provided by (used in) investing
         activities                                     (198,802)  1,454,739
                                                       ---------- ----------
     Cash flows from financing activities:
       Principal payments on note payable               (187,500)   (187,500)
       Deposits on policy contracts                    1,294,546     878,575
       Withdrawals from policy contracts              (1,506,679) (1,825,161)
       Preferred dividends paid                         (143,375)   (144,531)
                                                       ---------- ----------

     Net cash used in financing activities              (543,008) (1,278,617)
                                                       ---------- ----------
     Net decrease in cash                                (36,353)    294,437
     Cash at beginning of year                            36,353     123,613
                                                       ---------- ----------
     Cash at end of period                           $        --     418,050
                                                       ========== ==========

     See accompanying notes to consolidated financial statements.

                          ACAP CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


     1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of September 30, 1997 and the condensed consolidated statements of operations and cash flows for the nine month periods ended September 30, 1997 and 1996, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
     December 31, 1996 Annual Report to Stockholders. The results of operations for the nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

     If SFAS No. 128 had been in effect, basic EPS at September 30, 1997 and 1996 would have been $56.18 and $71.07, respectively. Basic EPS for the quarters ended September 30, 1997 and 1996 would have been $34.61 and $61.02, respectively. Diluted EPS at September 30, 1997 and 1996 would have been $47.66 and $71.07, respectively. Diluted EPS for the quarters ended September 30, 1997 and 1996 would have been $28.36 and $61.02, respectively.

     3.  EARNINGS PER SHARE

     Earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $143,375 and $144,531 for September 30, 1997 and 1996, respectively) by the weighted average common shares outstanding (7,497 at September 30, 1997 and 8,315 at September 30,
     1996).

     Earnings per common share on a fully diluted basis is computed by dividing net income (less dividends paid on preferred stock of $143,375 and $144,531 for September 30, 1997 and 1996, respectively and less the income statement effect of the stock options as if exercised of $58,976 and $0 for September 30, 1997 and 1996, respectively) by the weighted average common shares outstanding as if the stock options were exercised (7,599 at September 30, 1997 and 8,383 at September 30, 1996).

     4.  STOCKHOLDERS' EQUITY

     During the nine months ended September 30, 1997, stockholders' equity changed for the following items: Increase in net unrealized investment gains of $260,930; net income of $564,537; cash dividends paid on preferred stock of $143,375; and a net increase in treasury stock of $19,262.

     5.  WORLD SERVICE TRANSACTION

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

     Effective June 30, 1996, American Capitol retroceded all of the World Service policies in force at June 1, 1996 on a 100% coinsurance basis by amending an existing reinsurance agreement (the "Crown Agreement") with an unaffiliated reinsurer. American Capitol retained the coinsurance on all policies issued by World Service subsequent to June 1, 1996. American Capitol also retained the administration of the policies, for which it received an expense allowance from the reinsurer.

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

     Effective July 31, 1997, American Capitol acquired through assumption reinsurance all of the World Service policies (the "Assumption Transaction"). While 91.4% of the acquired policies continue to be coinsured under the Crown Agreement, American Capitol did not coinsure the balance of the policies following the Assumption Transaction. World Service transferred to American Capitol $3 million in cash and $.1 million in other assets in connection with the Assumption Transaction.

     6.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

     Cash payments of $80,779 and $43,972 for federal income taxes were made for the nine months ended September 30, 1997 and 1996, respectively.

     Cash payments of $70,949 and $88,984 for interest expense were made during the nine months ended September 30, 1997 and 1996, respectively.

     7.  REAL ESTATE SALE

     In May, 1997, American Capitol had signed an earnest money contract to sell its home office building to an unaffiliated third party. However, the prospective buyer was not able to close the transaction. American Capitol received $50,000 held as earnest money on August 15, 1997.

     8.  STOCK OPTION PLAN

     Effective September 2, 1997, American Capitol adopted an incentive stock option plan, the "1997 American Capitol Insurance Company Key Employee Option Plan." The plan provides that the Board of Directors of American Capitol or the Compensation Committee of the Board of Directors may grant stock options to any employee determined to be a key employee. The stock options may only be granted on shares of common stock of Acap owned by American Capitol. The options enable the grantee to purchase the common stock to which the options relate at the fair market value of the common stock on the date of granting the options. The options vest five years from the date of grant and must be exercised within ten years from the date of grant. As of September 30, 1997, options to purchase 500 of the 518 shares of Acap common stock owned by American Capitol had been granted with a weighted average option price of $245 per share.

     9.  SUBSEQUENT EVENT

     On September 24, 1997, American Capitol signed an earnest money contract to sell its home office building to another unaffiliated third party. On October 21, 1997, the earnest money contract was amended to include the sale of 2.3721 acres of undeveloped land adjacent to the home office building. The feasibility study period provided for in the earnest money contract expired on October 27, 1997. The closing of the transaction is scheduled to occur no later than November 24, 1997. Upon closing, the Company will realize an after-tax capital gain of approximately $500,000. As part of the transaction, American Capitol will lease approximately one quarter of the net rentable area of the building (the area it currently occupies) for five years at an annual rental of approximately $122,000. Should the transaction fail to close, American Capitol would be entitled to the earnest money on deposit, $86,000.

                          ACAP CORPORATION AND SUBSIDIARIES

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     WORLD SERVICE TRANSACTIONS

     During 1996 and 1997 the Company entered into the transactions described below that affect the comparability of information between the periods reported on herein.

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

     Effective June 30, 1996, American Capitol retroceded all of the World Service policies in force at June 1, 1996 on a 100% coinsurance basis by amending an existing reinsurance agreement (the "Crown Agreement") with an unaffiliated reinsurer. American Capitol retained the coinsurance on all policies issued by World Service subsequent to June 1, 1996. American Capitol also retained the administration of the policies, for which it received an expense allowance from the reinsurer.

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

     Effective July 31, 1997, American Capitol acquired through assumption reinsurance all of the World Service policies (the Assumption
     Transaction ). While 91.4% of the acquired policies continue to be coinsured under the Crown Agreement, American Capitol did not coinsure the balance of the policies following the Assumption Transaction. World Service transferred to American Capitol $3 million in cash and $.1 million in other assets in connection with the Assumption Transaction.

     RESULTS OF OPERATIONS

     Premiums and other considerations were 5% higher during the nine month period ended September 30, 1997 in comparison to the comparable period in 1996. Premiums and other considerations were 7% higher during the three month period ended September 30, 1997 in comparison to the comparable period in 1996. During the month of June, 1996, American Capitol retained 100% of the business assumed from World Service under the Coinsurance Agreement noted above. This resulted in additional premiums in June 1996 of approximately $400,000. Excluding the June 1996 World Service premiums, premiums and other considerations were 30% higher during the nine month period ended September 30, 1997. The increase in premiums income in 1997 in comparison to 1996 (after deducting the June 1996 World Service premiums) is attributable to several factors:

     1. Pursuant to the Coinsurance Agreement, American Capitol assumed 91.4% of all business produced by World Service on or after June 1, 1996. American Capitol did not retrocede these policies. World Service terminated writing new business on September 1, 1997. Thus, premium income through September 30, 1997 includes American Capitol s portion of the World Service new business up to September 1, 1997, whereas premium income through September 30, 1996 includes American Capitol s portion of the World Service new business from June 1, 1996 through September 30, 1996.

     2. As previously noted, effective July 31, 1997, American Capitol acquired 100% of the World Service policies through the Assumption Transaction. While American Capitol cedes 91.4% of the business under the Crown Agreement, American Capitol retains the 8.6% balance. Thus, premium income through September 30, 1997 includes, from August 1, 1997 through September 30, 1997, 8.6% of the premium income related to the policies acquired from World Service.

     3. Premiums in Texas Imperial Life Insurance Company ("Texas Imperial"), the wholly-owned subsidiary of American Capitol through which the Company markets final expense life insurance and insurance-funded prepaid funeral service contracts, were approximately 21% higher during the nine month period ended September 30, 1997 in comparison to the comparable period in 1996 and were approximately 33% higher during the three month period ended September 30, 1997 in comparison to the comparable period in 1996.

     Net investment income increased 15% during the nine month period ended September 30, 1997 in comparison to the comparable period in 1996 and increased approximately 114% during the three month period ended
     September 30, 1997 in comparison to the comparable period in 1996. Net investment income for June 1996 included the earnings on the World Service policies that were subsequently retroceded through the Crown Agreement. Net investment income for 1997 includes the investment income from the assets acquired in the Assumption Transaction. Net investment income in June 1997 includes investment expenses of approximately $27,000 related to repairs on American Capitol's home office building made in preparing the building for sale. Net investment income in August 1997 includes $50,000 in forfeited earnest money American Capitol received when a prospective purchaser of the home office building could not complete the transaction. The sale of the home office building is discussed in more detail in "Real Estate Sale" below.

     On September 10, 1996, American Capitol sold 50,000 square feet of undeveloped land to an unaffiliated third party. The Company realized a pretax capital gain of $222,025 on the sale.

     The Company receives an expense allowance for administering certain blocks of reinsured policies. The expense allowance received during the nine month period ended September 30, 1997 was 3% higher than the expense allowance received during the comparable period in 1996. During the nine months ended September 30, 1996, the World Service policies were included in the Crown Agreement (and therefore the Company received an expense allowance related to those policies) for only three months, whereas, the Company received an expense allowance related to the World Service policies for all of the nine months ended September 30, 1997. The expense allowance received during the three month period ended September 30, 1997 was 13% lower than the expense allowance received during the comparable period in 1996. The decline in the reinsurance expense allowance is due to normal policy attrition of the reinsured policies.

     As a result of the above factors, total revenue was 2% higher during the nine months and three months ended September 30, 1997 in comparison to the comparable periods in 1996. Total revenue excluding realized capital gains ( Total Revenue ) was 6% higher during the nine months ended September 30, 1997 in comparison to the comparable period in 1996. Total Revenue was 16% higher during the three month period ended September 30, 1997 in comparison to the comparable period in 1996.

     Total policy benefits (i.e., death benefits and other benefits) were 41% of Total Revenue for the nine month period ended September 30, 1997 compared to 43% of Total Revenue for the comparable period in 1996. Total policy benefits were 40% of Total Revenue for the three month period ended September 30, 1997 compared to 39% of Total Revenue for the comparable period in 1996. Whereas the Company had experienced a lower than expected level of death claims in the three months ended September 30, 1996, the Company experienced a slightly higher than expected level of death claims in the three months ended September 30, 1997.

     Total expenses (i.e., total benefits and expenses less total policy benefits) were 47% of Total Revenue for the nine month period ended September 30, 1997 compared to 45% of Total Revenue for the comparable period in 1996. Total expenses were 43% of Total Revenue for the three month period ended September 30, 1997 compared to 40% of Total Revenue for the comparable period in 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, there was an increase in net unrealized investment gains since December 31, 1996 of $260,930. The increase in invested asset values was primarily the result of a decrease in market interest rates during 1997. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.

     REAL ESTATE SALE

     In May, 1997, American Capitol had signed an earnest money contract to sell its home office building to an unaffiliated third party. However, the prospective buyer was not able to close the transaction. American Capitol received $50,000 held as earnest money on August 15, 1997.

     On September 24, 1997, American Capitol signed an earnest money contract to sell its home office building to another unaffiliated third party. On October 21, the earnest money contract was amended to include the sale of
     2.3721 acres of undeveloped land adjacent to the home office building. The feasibility study period provided for in the earnest money contract expired on October 27, 1997. The closing of the transaction is scheduled to occur no later than November 24, 1997. Upon closing, the Company will realize an after-tax capital gain of approximately $500,000. As part of the transaction, American Capitol will lease approximately one quarter of the net rentable area of the building (the area it currently occupies) for five years at an annual rental of approximately $122,000. Should the transaction fail to close, American Capitol would be entitled to the earnest money on deposit, $86,000.


                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report of Form 10-QSB for the quarter ended September 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      ACAP CORPORATION
                                                        (Registrant)


     Date:   November 11, 1997            By: \s\William F. Guest
                                             William F. Guest, President


     Date:   November 11, 1997            By: \s\John D. Cornett
                                             John D. Cornett, Treasurer
                                          (Principal Accounting Officer)