Form 10KSB
period 1997-12-31
ACAP CORP
filed 1998-03-27
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                           Form 10-KSB

(Mark One)
[x]  ANNUAL REPORT under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 [Fee Required]

For the fiscal year ended:                   December 31, 1997

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

Issuer's telephone number, including area code:  (713) 974-2242
Securities registered pursuant to Section 12(b) of the Act:None
Securities registered pursuant to Section 12(g) of the Act:

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]


Revenues for the issuer for its most recent fiscal year were $6,446,983.

As of March 23, 1998, 7,440 shares of the registrant's Common Stock, excluding shares held in treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant on such date, based on the average of the closing bid and asked prices for such shares on such date, was $1,793,505.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part II, Items 5 - 7 of Form 10-KSB is incorporated by reference from the registrant's 1997 Annual Report to Stockholders. The information required by Part III, Items 9 - 12 of Form 10-KSB is incorporated by reference from the registrant's definitive information statement to be furnished in connection with the Annual Meeting of Stockholders to be held on or about May 4, 1998.

The Exhibit Index, Part IV, Item 13, is located on page 7 of this Form 10-KSB.
This Form 10-KSB contains a total of 265 pages including any exhibits.

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

Fortune National Corporation ("Fortune Corp"), a Pennsylvania corporation, acquired a majority interest in American Capitol in 1984. In the 1985 reorganization that resulted in American Capitol becoming a wholly-owned subsidiary of Acap, Fortune Corp's majority interest in American Capitol was exchanged for an equivalent interest in Acap. Fortune Corp was liquidated during 1996, leaving Fortune Corp's majority stockholder, InsCap Corporation ("InsCap"), a Delaware corporation, with the controlling interest in Acap, approximately 45% at December 31, 1997.

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

ACQUISITIONS TO DATE

Acap (i.e., its predecessor, American Capitol) switched from a traditional marketing strategy to the current acquisition strategy in 1984 in connection with the change in control and associated change in management resulting from Fortune Corp's purchase of a majority of the outstanding common stock. Acquisitions made through December 31, 1997 include:

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

     The policies of World Service Life Insurance Company of America, acquired through coinsurance effective June 1, 1996, which added approximately 18,000 life policies to Acap's operations. Effective August 1, 1997, the coinsurance was converted to assumption reinsurance.

     The policies issued by South Texas Bankers Life Insurance
     Company, acquired through coinsurance effective January 1, 1997, which added approximately 8,000 life policies to Acap's operations.

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

The following table sets forth information with respect to gross insurance in force and net premium income of Acap during the past three years:

(Dollars in Thousands)           1997      1996      1995
---------------------------------------------------------
Life insurance in force       287,401   291,396   286,803

Premium income:

     Life                       2,645     2,686     1,828
     Annuity                      977       472       547
                         --------------------------------
       Total premiums           3,622     3,158     2,375
                         ================================

The table below presents the direct collected premiums by major geographic area for the last three years:

(Dollars in Thousands)           1997      1996      1995
---------------------------------------------------------
 Texas                          4,034     3,734     4,573
 Ohio                             454       491       550
 Alabama                          447        18        20
 Indiana                          414       432       457
 Pennsylvania                     347       370       399
 Michigan                         282       312       352
 Other U.S.                     1,825     1,864     2,102
                               --------------------------
       Total                    7,803     7,221     8,453
                               ==========================

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

EMPLOYEES

At December 31, 1997, Acap had a total of 38 employees. None of these employees is covered by a collective bargaining agreement. Acap believes that it has excellent relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTIES.

The principal offices of the Company are located at 10555 Richmond Avenue, Houston, Texas 77042. The Company leases 13,087 square feet of office space pursuant to a five year lease executed in 1997. The Company's offices are suitable for the conduct of its business and the Company has an option to lease additional space in the same building to provide room for future growth.

The Company's investment policy prohibits making investments in real estate without the prior approval of the Board of Directors. There are no plans to make any real estate investments in the foreseeable future. If the Company were interested in making a real estate investment, regulatory restrictions applicable to Texas life insurance companies would prohibit the life insurance subsidiaries from investing in real estate outside of the United States, in residential real estate, or in any property, other than home office property, that exceeds 5% of the insurer's statutory assets.

The Company owns and services first mortgage loans with aggregate principal balances at December 31, 1997 of $2,150,163. The Company's investment policy prohibits making new investments in mortgage loans without the prior approval of the Board of Directors. There are no plans to make any mortgage loan investments in the foreseeable future. If the Company were interested in making a mortgage loan investment, regulatory restrictions applicable to Texas life insurance companies would prohibit the life insurance subsidiaries from investing in mortgage loans on real estate outside of the United States, in other than first liens, or in any loan that exceeds 25% of the insurer's statutory capital and surplus.

ITEM 3.  LEGAL PROCEEDINGS.

Acap and its subsidiary are involved in various lawsuits and legal actions arising in the ordinary course of operations. Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on Acap's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter ended December 31, 1997.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The required information regarding the market for the common equity of the Company and related stockholder matters is incorporated herein by reference from "Stockholder Information" on page 32 of Acap's 1997 Annual Report to Stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

Management's Discussion and Analysis of Financial Condition and
Results of Operations is incorporated herein by reference from "Management's Financial Analysis" on pages 3 - 9 of Acap's 1997
Annual Report to Stockholders.

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements and supplementary data are incorporated herein by reference from pages 10 - 31 of Acap's 1997 Annual
Report to Stockholders.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

PART III

The information required by Items 9-12 is incorporated by reference from Acap's definitive information statement, which is to be filed pursuant to Regulation 14C.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON  FORM 8-K.

(a)  Exhibits:

 Exhibits           Description              Location or
                                             Incorporation by
                                             Reference

3(a)(1)   Certificate of Incorporation     *Form 10 effective
          of the Registrant dated          June 22, 1986,
          March 12, 1985                   pages 58-61

3(a)(2)   Certificate of Amendment to      *Form 10 effective
          the Certificate of               June 22, 1986,
          Incorporation of the             pages 62-65
          Registrant dated
          October 25, 1985

3(a)(3)   Certificate of Amendment to      *Form 10K dated
          the  Certificate of              December 31, 1988,
          Incorporation of the             pages 51-53
          Registrant dated August 22, 1986

3(a)(4)   Certificate of Amendment to      *Form S4,
          the  Certificate of              Registration No.
          Incorporation of the             33-27874
          Registrant dated March 20, 1989

3(a)(5)   Certificate of Amendment to the  *Form 10KSB dated
          Certificate of Incorporation of December 31, 1994, the Registrant dated May 9, 1994 pages 273- 276

3(b)(1)   Bylaws of the Registrant, as     *Form 10K dated
          amended                          December 31, 1988,
                                           pages 54-68

3(b)(2)   Amendment to the Bylaws of the   *Form 10Q dated
          Registrant                        March 31, 1990,
                                            page 11

4         Certificate of Designations of   *Form 8K dated
          the Preferred Stock of the       December 31, 1986,
          Registrant                       pages 23-31

10(a)(1)  1997 American Capitol Insurance  Pages 11-19
          Company Key Employee Incentive
          Stock Option Plan

10(a)(2)  Form of Grant of Stock Option    Pages 20-25
          used in 1997 American Capitol
          Insurance Company Key Employee
          Incentive Stock Option Plan

10(b)(1)  Employment Contract between      *Form 10QSB dated
          American Capitol Insurance       March 31, 1997,
          Company and John D. Cornett      pages 13-26

10(b)(2)  Stock Purchase Agreement between *Form 10QSB dated
          American Capitol Insurance       March 31, 1997,
          Company and John D. Cornett      pages 27-36

10(c)     Disability Income Agreement      Pages 26-29
          between American Capitol
          Insurance Company and William F.
          Guest

10(d)(1)  Reinsurance Agreement between    *Form 10KSB dated
          American Capitol Insurance       December 31, 1993,
          Company and Crown Life Insurance pages 10-66
          Company effective
          December 31, 1992, as amended

10(d)(2)  Amendment dated June 30, 1996    *Form 10KSB dated
          to the Reinsurance Agreement     December 31, 1996,
          between American Capitol         pages 48-50
          Insurance Company and Crown
          Life Insurance Company

10(e)(1)  Reinsurance Agreement effective  *Form 10KSB dated
          February 2, 1995 between         December 31, 1994,
          Oakley-Metcalf Insurance Company pages 213- 260 and Alabama Reassurance Company

10(e)(2)  Amendment dated January 1, 1996  *Form 10KSB dated
          to the Reinsurance Agreement     December 31, 1996,
          between Oakley-Metcalf Insurance pages 69-71
          Company and Alabama Reassurance
          Company

10(e)(3)  Amendment dated December 31,     *Form 10KSB dated
          1996 to the Reinsurance          December 31, 1996
          Agreement between Texas Imperial page 72
          Life Insurance Company and
          Alabama Reassurance Company

10(f)     Loan Agreement and related       *Form 10KSB dated
          documents between Acap           December 31, 1994,
          Corporation and Central National pages 261- 272
          Bank

 10(g)    Coinsurance Agreement dated      *Form 10KSB dated
          June 1, 1996 between World       December 31, 1996,
          Service Life Insurance Company   pages 73-138
          of America and American Capitol
          Insurance Company

10(h)     Administration Agreement dated   *Form 10KSB dated
          June 1, 1996 between South Texas December 31, 1996,
          Life Insurance Agency, Inc. and  pages 139-147
          American Capitol Insurance
          Company

10(i)     Administration Agreement dated   *Form 10KSB dated
          June 1, 1996 between South Texas December 31, 1996,
          Life Insurance Company and       pages 148-158
          American Capitol Insurance
          Company

10(j)     Assumption Agreement dated       Pages 30-74
          August 1, 1997 between World
          Service Life Insurance Company
          of America and American Capitol
          Insurance Company

10(k)     Coinsurance Agreement dated      Pages 75-128
          January 1, 1998 between
          Universal Life Insurance Company
          and American Capitol Insurance
          Company

10(l)     Amendments Letter dated          Pages 129-132
          February 27, 1998 amending the
          Coinsurance Agreement between
          Universal Life Insurance Company
          and American Capitol Insurance
          Company

10(m)     Closing Memorandum and           Pages 133-135
          Amendments to the Coinsurance
          Agreement between Universal Life
          Insurance Company and American
          Capitol Insurance Company

10(n)     Administration Agreement dated   Pages 136-153
          January 1, 1998 between
          Universal Life Insurance Company
          and American Capitol Insurance
          Company

10(o)     Coinsurance Agreement dated      Pages 154-176
          January 1, 1998 between
          Republic-Vanguard Life Insurance
          Company and American Capitol
          Insurance Company

10(p)     Lease Agreement dated            Pages 177-227
          November 21, 1997 between
          Realtycorp International Group LC
          and American Capitol Insurance
          Company
11        Statement re computation of per  *1997 Annual Report
          share earnings                   to Stockholders,
                                           page 17

13        1997 Annual Report to            Pages 228-263
          Stockholders

21        Subsidiaries of the Registrant   Page 264

27        Financial Data Schedule          Page 265

* Exhibit is incorporated by reference to the listed document.

(b)       Reports on Form 8-K:

The following report of Form 8-K was filed in the last quarter of the year ended December 31, 1997:

December 5, 1997
          Item 5.  Other Events.  Reporting that American
          Capitol Insurance Company had signed an agreement in principle to coinsure the individual life insurance policies of Universal Life Insurance Company.

                      SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acap Corporation

Date:     March 23, 1998
By:
     /s/ William F. Guest
     ----------------------
     William F. Guest
     Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 23, 1998

By:
      /s/ William F. Guest            /s/ John D. Cornett
      ----------------------          ----------------------
      William F. Guest                John D. Cornett
      Chairman of the Board           Executive Vice President
      Principal Executive Officer)      and Treasurer
      President and Director          (Principal Financial and
                                       Accounting Officer)

     /s/ R. Wellington Daniels        /s/ C. Stratton Hill, Jr.
     --------------------------       -------------------------
     R. Wellington Daniels            C. Stratton Hill, Jr.
     Director                         Director

EXHIBIT 21


SUBSIDIARIES OF ACAP CORPORATION

WHOLLY-OWNED SUBSIDIARY OF ACAP CORPORATION:

American Capitol Insurance Company (Texas)

WHOLLY-OWNED SUBSIDIARIES OF AMERICAN CAPITOL INSURANCE
COMPANY:

Imperial Plan, Inc. (Texas)
Texas Imperial Life Insurance Company (Texas)