Form 10QSB
period 1998-03-31
ACAP CORP
filed 1998-05-13
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            Form 10-QSB

(Mark One)
[x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
          EXCHANGE ACT
For the transition period from --------- to -----------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                        OUTSTANDING MAY 11,1998
            -----                       -----------------------

  Common Stock, Par Value $.10                     7,431











This Form 10-QSB contains a total of 13 pages, including any exhibits.

                    ACAP CORPORATION AND SUBSIDIARIES

                               FORM 10-QSB

                                  INDEX



                                                                Page No.
Part I.      Financial Information:


             Item 1.  Financial Statements

                      Condensed Consolidated Balance
                        Sheet - March 31, 1998 (Unaudited)           3

                      Condensed Consolidated Statements of
                        Operations - Three Months Ended
                        March 31, 1998 and 1997 (Unaudited)          5

                      Condensed Consolidated Statements of
                        Cash Flows - Three Months Ended
                        March 31, 1998 and 1997 (Unaudited)          6

                      Notes to Condensed Consolidated
                        Financial Statements (Unaudited)             7


             Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                  10


Part II.     Other Information:

             Item 6.  Exhibit 27-Financial Data Schedule            13

                    PART I.  ITEM 1.  FINANCIAL INFORMATION

                      ACAP CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998
                                 (UNAUDITED)

ASSETS

Investments:
       Fixed maturities available for sale                     $ 32,674,254
       Mortgage loans                                             3,384,249
       Policy loans                                               7,182,782
       Short-term investments                                     3,204,456
                                                                -----------
          Total investments                                      46,445,741

Accrued investment income                                           599,688

Reinsurance receivable                                          106,839,870

Accounts receivable (less allowance
       for uncollectible accounts of $88,797)                       230,799

Deferred acquisition costs                                        1,539,301

Property and equipment
       (less accumulated depreciation of $409,898)                  172,535

Costs in excess of net assets of
       acquired business (less accumulated
       amortization of $1,012,044)                                1,661,732

Other assets                                                        994,101
                                                                -----------

                                                               $158,483,767
                                                                ===========






See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
       Policy liabilities:
         Future policy benefits                                $140,010,538
         Contract claims                                          1,726,811
                                                                -----------
           Total policy liabilities                             141,737,349

       Other policyholders' funds                                 2,695,883

       Deferred tax liability                                       806,409

       Deferred gain on reinsurance                               2,554,438

       Deferred gain on sale of real estate                         448,749

       Note payable                                                 750,000

       Other liabilities                                          2,004,224
                                                                -----------

         Total liabilities                                      150,997,052
                                                                -----------

STOCKHOLDERS' EQUITY:
       Series A preferred stock, par value
         $.10 per share, authorized, issued
         and outstanding 74,000 shares
         (involuntary liquidation value $2,035,000)               1,850,000

       Common stock, par value $.10 per share,
         authorized 10,000 shares, issued
         8,754 shares                                                   876

       Additional paid-in capital                                 6,259,189

       Accumulated deficit                                       (1,103,528)

       Treasury stock, at cost, 1,314 shares                       (451,921)

       Accumulated other comprehensive income,
         net of taxes of $375,658                                   932,099
                                                                -----------

         Total stockholders' equity                               7,486,715
                                                                -----------

                                                               $158,483,767
                                                                ===========



See accompanying notes to consolidated financial statements.

                      ACAP CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)


                                                        1998         1997
                                                        ----         ----
REVENUES:
       Premiums and other considerations          $   524,257       685,272

       Net investment income                          507,659       321,476

       Net realized investment gains (losses)          19,291        (1,171)

       Reinsurance expense allowance                1,369,684       533,933

       Amortization of deferred gain on
         reinsurance                                   49,040        56,483

       Other income                                     9,982        12,279
                                                    ---------     ---------
         Total revenues                             2,479,913     1,608,272
                                                    ---------     ---------
BENEFITS AND EXPENSES:
       Death benefits                                 279,501       288,186

       Other benefits                                 278,899       399,529

       Commissions and general expenses             1,657,778       704,774

       Interest expense                                23,557        24,171

       Amortization of deferred acquisition costs      30,668        24,695

       Amortization of costs in excess of net
         assets of acquired business                   59,916        59,916
                                                    ---------     ---------
         Total benefits and expenses                2,330,319     1,501,271
                                                    ---------     ---------

Income before federal income tax expense              149,594       107,001

Federal income tax expense (benefit):
  Current                                             92,430         31,197
  Deferred                                          (119,864)       (50,762)
                                                    ---------     ---------

NET INCOME                                         $  177,028       126,566
                                                    ---------     ---------

Other comprehensive income:
       Net unrealized holding losses arising
    during period, net of tax of $5,115
         in 1998 and $171,872 in 1997                 (11,623)     (342,933)
                                                    ---------     ---------

COMPREHENSIVE INCOME (LOSS)                        $  165,405      (216,367)
                                                    =========    ==========
EARNINGS PER SHARE:
       Net income per share-basic                  $    17.26         10.42
                                                    ---------     ---------
       Net income per share-diluted                $     9.14          8.14
                                                    ---------     ---------

See accompanying notes to consolidated financial statements.

                      ACAP CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                   INCREASE (DECREASE) IN CASH (UNAUDITED)


                                                        1998          1997
                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income from operations                 $   177,028       126,566
       Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization                 29,285        58,005
         Realized (gains) losses on investments       (19,291)        1,171
         Deferred federal income tax benefit         (119,864)      (50,762)
         (Increase)decrease in reinsurance
           receivables                               (815,188)      368,139
         (Increase)decrease in accrued investment
           income                                     (47,485)       90,288
         Increase in accounts receivable               (4,488)      (19,282)
         Increase in other assets                    (664,162)     (809,609)
         Increase (decrease) in future policy
           benefit liability                          532,634      (429,098)
         Increase (decrease) in contract claim
           liability                                  (16,891)       55,646
         Increase in other policyholders' funds
       liability                                       17,757        21,750
         Increase in other liabilities                306,128        20,279
                                                   ----------     ---------
Net cash used by operating activities                (624,537)     (566,907)
                                                   ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sales of investments
         available for sale and principal
         repayments on mortgage loans               3,197,435       207,370
       Purchases of investments available for sale    (24,876)     (520,086)
       Net decrease in policy loans                   101,493        16,639
       Net (increase)decrease in short-term
         investments                               (2,324,353)      888,801
       Purchase of property and equipment              (4,153)      (32,176)

Net cash provided by investing activities             945,546       560,548
                                                   ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on note payable             (62,500)      (62,500)
       Deposits on policy contracts                   287,813       498,906
       Withdrawals from policy contracts             (595,473)     (418,994)
       Preferred dividends paid                       (48,563)      (47,406)
                                                   ----------     ---------
Net cash used in financing activities                (418,723)      (29,994)
                                                   ----------     ---------

Net decrease in cash                                  (97,714)      (36,353)
Cash at beginning of year                              97,714        36,353
                                                   ----------     ---------
Cash at end of period                             $         0             0
                                                   ==========     =========

See accompanying notes to consolidated financial statements.

                      ACAP CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1998 and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1997 Annual Report to Stockholders. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

2.  ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." SFAS No. 130, which must be adopted for both interim and fiscal periods beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Effective January 1, 1998, the Company adopted SFAS No. 130. The Company's only component of other comprehensive income are unrealized gains and losses on investments. As those items were previously presented as direct charges or credits to the Company's stockholders' equity, the only impact of adopting this standard is to reflect an additional presentation of those items.

3.  EARNINGS PER SHARE

Earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $48,563 and $47,406 for March 31, 1998 and 1997, respectively) by the weighted average common shares outstanding (7,441 at March 31, 1998 and 7,596 at March 31, 1997).

Earnings per common share on a diluted basis is computed by dividing net income (less dividends paid on preferred stock of $48,563 and $47,406 for March 31, 1998 and 1997, respectively and less the income statement effect of stock options as if exercised of $58,976 and $17,188 for March 31, 1998 and 1997, respectively) by the weighted average common shares outstanding as if such stock options were exercised (7,604 at March 31, 1998 and 7,611 at March 31, 1997).

4.  STOCKHOLDERS' EQUITY

During the three months ended March 31, 1998, stockholders' equity changed for the following items: Decrease in net unrealized investment gains of $11,623; net income of $177,028; cash dividends paid on preferred stock of $48,563; and a net increase in treasury stock of $1,440.

5.  UNIVERSAL TRANSACTION

On March 5, 1998, American Capitol Insurance Company ("American Capitol"), a wholly-owned subsidiary of Acap Corporation, closed a coinsurance transaction with Universal Life Insurance Company ("Universal"). Pursuant to the coinsurance agreement (the "Coinsurance Agreement"), American Capitol coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998. The effective date of the Coinsurance Agreement was January 1, 1998. American Capitol paid Universal an initial ceding commission of approximately $13 million. Universal transferred approximately $40 million in assets to American Capitol in connection with the coinsurance.

Contemporaneous with the signing of the Coinsurance Agreement, the parties executed an administrative agreement (the "Administration Agreement") whereby American Capitol agreed to provide specified administrative functions for the 246,011 coinsured Universal policies. American Capitol is obligated to begin administering the policies beginning July 1, 1998. Between January 1, 1998 and July 1, 1998, Universal will continue to administer the policies, and American Capitol will pay Universal the expense allowance stipulated in the Administration Agreement.

Concurrent with the coinsurance of the Universal policies, American Capitol retroceded all of the coinsured Universal policies with an unaffiliated reinsurer. The reinsurer paid American Capitol an initial ceding commission of approximately $13.5 million. So, while Universal transferred $40 million to American Capitol in connection with the coinsurance, American Capitol transferred $39.6 million in assets to the reinsurer in connection with the retrocession. Once the reinsurer has recovered the initial ceding commission, the reinsurer may, at American Capitol's option, retrocede back to American Capitol 100% of the policies. Upon this retrocession, American Capitol then pays the reinsurer 30% of the profits generated by the policies, retaining the other 70% of the profits. In addition, American Capitol has the right to recapture the retrocession under certain terms and conditions. While the retrocession is in effect, American Capitol receives an expense allowance from the reinsurer.

6.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $32,677 and $21,661 for federal income taxes were made for the three months ended March 31, 1998 and 1997, respectively.

Cash payments of $19,726 and $25,100 for interest expense were made during the three months ended March 31, 1998 and 1997, respectively.

The following reflects assets acquired and liabilities assumed relative to the coinsurance agreement for the policies of Universal, the consideration given for such coinsurance and the net cash flow relative to such coinsurance on January 1, 1998.

Assets acquired. . . . . . . . . . . . . . . . . . . . . . . .$ 39,972,696
Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . (53,085,774)
                                                               -----------
Cost of coinsurance. . . . . . . . . . . . . . . . . . . . . .$(13,113,078)
                                                               ===========

Cash paid for coinsurance. . . . . . . . . . . . . . . . . . .$(13,113,078)
                                                               ===========

Net cash from coinsurance:
Cash acquired. . . . . . . . . . . . . . . . . . . . . . . . .$ 38,597,840
Cash paid for coinsurance. . . . . . . . . . . . . . . . . . . (13,113,078)
                                                               -----------
Net cash provided from coinsurance . . . . . . . . . . . . . .$ 25,484,762
                                                               ===========

The following reflects assets and liabilities transferred in connection with a coinsurance treaty whereby all policies assumed from Universal were 100% retroceded to an unaffiliated reinsurer, the ceding commission received and the net cash flow related to the coinsurance treaty on January 1,1998.

Assets transferred . . . . . . . . . . . . . . . . . . . . . .$(39,580,339)
Liabilities transferred. . . . . . . . . . . . . . . . . . . .  53,080,339
                                                               -----------
Net transferred. . . . . . . . . . . . . . . . . . . . . . . .$ 13,500,000
                                                               ===========

Ceding commission received . . . . . . . . . . . . . . . . . .$ 13,500,000
                                                               ===========

Net cash from coinsurance:
Cash paid. . . . . . . . . . . . . . . . . . . . . . . . . . . (38,984,762)
Cash received from coinsurance . . . . . . . . . . . . . . . .  13,500,000
                                                               -----------
Net cash provided from coinsurance . . . . . . . . . . . . . .$(25,484,762)
                                                               ===========
Net proceeds from coinsurance agreements . . . . . . . . . . .$          0
                                                               ===========

                      ACAP CORPORATION AND SUBSIDIARIES
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


UNIVERSAL LIFE INSURANCE COMPANY TRANSACTION

On March 5, 1998, American Capitol Insurance Company ("American Capitol"), a wholly-owned subsidiary of Acap Corporation, closed a coinsurance transaction with Universal Life Insurance Company ("Universal"). Pursuant to the coinsurance agreement (the "Coinsurance Agreement"), American Capitol coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998. The effective date of the Coinsurance Agreement was January 1, 1998. American Capitol paid Universal an initial ceding commission of approximately $13 million. Universal transferred approximately $40 million in assets to American Capitol in connection with the coinsurance.

Contemporaneous with the signing of the Coinsurance Agreement, the parties executed an administrative agreement (the "Administration Agreement") whereby American Capitol agreed to provide specified administrative functions for the 246,011 coinsured Universal policies. American Capitol is obligated to begin administering the policies beginning July 1, 1998. Between January 1, 1998 and July 1, 1998, Universal will continue to administer the policies, and American Capitol will pay Universal the expense allowance stipulated in the Administration Agreement.

Concurrent with the coinsurance of the Universal policies, American Capitol retroceded all of the coinsured Universal policies with an unaffiliated reinsurer. The reinsurer paid American Capitol an initial ceding commission of approximately $13.5 million. So, while Universal transferred $40 million to American Capitol in connection with the coinsurance, American Capitol transferred $39.6 million in assets to the reinsurer in connection with the retrocession. Once the reinsurer has recovered the initial ceding commission, the reinsurer may, at American Capitol's option, retrocede back to American Capitol 100% of the policies. Upon this retrocession, American Capitol then pays the reinsurer 30% of the profits generated by the policies, retaining the other 70% of the profits. In addition, American Capitol has the right to recapture the retrocession under certain terms and conditions. While the retrocession is in effect, American Capitol receives an expense allowance from the reinsurer.

RESULTS OF OPERATIONS

Premiums and other considerations were 24% lower during the first quarter of 1998 in comparison to the comparable period in 1997. From June 1, 1996 through July 31, 1997, American Capitol coinsured, and did not retrocede, 91.4% of the policies written by World Service Life Insurance Company of America ("World Service") during that period. The policies written by World Service during that period were mostly single premium whole life. Therefore, premiums for the first quarter of 1997 include the premiums on such policies while premiums for the first quarter of 1998 do not.

Net investment income was 58% higher during the first quarter of 1998 in comparison to the comparable period in 1997. Effective August 1, 1997, American Capitol acquired, through assumption reinsurance, the World Service policies. World Service transferred American Capitol approximately $2.5 million in assets in connection with the assumption. Thus, net investment income for the first quarter of 1998 includes the earnings on the transferred assets while net investment income for the first quarter of 1997 does not. Also, on November 21, 1997, American Capitol sold its home office building and adjacent land to an unrelated third party. During the first quarter of 1997, the home office building was a negative factor in the determination of net investment income, as the expenses associated with the property exceeded rental income. During the first quarter of 1998, net investment income includes the earnings from the investment of the proceeds of the sale of the property.

The Company receives an expense allowance for administering certain blocks of reinsured policies. The expense allowance for the first quarter of 1998 was 157% higher than the expense allowance for the comparable period in 1997. The increase in the expense allowance during 1998 is due to the expense allowance attributable to the retrocession of the Universal policies discussed above under "Universal Life Insurance Company Transaction."

As a result of the above factors, total revenue was 54% higher during the first quarter of 1998 in comparison to the comparable period in 1997.

Total policy benefits (i.e., death benefits and other benefits) were 19% lower during the first quarter of 1998 in comparison to the comparable period in 1997. As noted above in the discussion of premiums and other considerations, during the first quarter of 1997, American Capitol was coinsuring the new business written by World Service. In that these policies were mostly single premium whole life policies, the reserve increase associated with these policies was significant in relation to the premiums associated with these policies. Just as premiums for the first quarter of 1998 do not include premiums related to World Service new business production, there is no associated increase in reserves.

Total expenses (i.e., total benefits and expenses less total policy benefits) were 118% higher during the first quarter of 1998 in comparison to the first quarter of 1997. As noted above under "Universal Life Insurance Company Transaction," Universal is administering the coinsured policies until July 1, 1998. General expenses for the first quarter of 1998 include approximately $700,000 related to payments made to Universal for administering the coinsured policies. General expenses for the first quarter of 1998 also include a one-time broker s fee of $227,500 associated with the Universal coinsurance.

YEAR 2000 STATUS

The Company's policies are administered on two policy administration systems. One of the policy administration systems was internally developed. The Company has performed what it believes to be a reasonable degree of testing of the system and believes that the system is year 2000 compliant. Certain of the Company's subsystems are not currently year 2000 compliant and will either be remediated or replaced. The Company believes that all of its systems will be year 2000 compliant by the end of 1998, and that the cost to reach such compliance will not be material.

LIQUIDITY AND CAPITAL RESOURCES

As a part of the assets transferred to American Capitol from Universal in connection with the Coinsurance Agreement, Universal transferred approximately $3.5 million in mortgage loans. In addition to the underlying real estate collateral, the mortgage loans are guaranteed by Universal. Universal has the obligation to repurchase all of the mortgage loans by June 30, 1998. On March 27, 1998, Universal repurchased approximately $2.2 million of the mortgage loans.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ACAP CORPORATION
                                                       (Registrant)


Date:   May 11, 1998                      By:\s\William F. Guest
                                             -------------------------------
                                             William F. Guest, President


Date:   May 11, 1998                      By:\s\John D. Cornett
                                             -------------------------------
                                             John D. Cornett, Treasurer
                                            (Principal Accounting Officer)