Form 10QSB
period 1998-06-30
ACAP CORP
filed 1998-08-13
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-QSB

(Mark One)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
          EXCHANGE ACT
For the transition period from ----------- to --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS                        OUTSTANDING AUGUST 11,1998
       -----                        --------------------------

  Common Stock, Par Value $.10                     7,251












This Form 10-QSB contains a total of 14 pages, including any exhibits.

                      ACAP CORPORATION AND SUBSIDIARIES

                                 FORM 10-QSB

                                    INDEX



                                                        Page No.
Part I.       Financial Information:


     Item 1.  Financial Statements

              Condensed Consolidated Balance
                Sheet - June 30, 1998 (Unaudited)            3

              Condensed Consolidated Statements of
                Operations - Six Months Ended
                June 30, 1998 and 1997 (Unaudited)           5

              Condensed Consolidated Statements of
                Operations - Three Months Ended
                June 30, 1998 and 1997 (Unaudited)           6

              Condensed Consolidated Statements of
                Cash Flows - Six Months Ended
                June 30, 1998 and 1997 (Unaudited)           7

              Notes to Condensed Consolidated
                Financial Statements (Unaudited)             8


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  11


Part II.      Other Information:

     Item 6.  Exhibit 27-Financial Data Schedule            14

                    PART I.  ITEM 1.  FINANCIAL INFORMATION

                       ACAP CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (UNAUDITED)

ASSETS

Investments:
  Fixed maturities available for sale                     $ 35,519,377
  Mortgage loans                                             1,981,379
  Policy loans                                               7,073,482
  Short-term investments                                     1,225,127
                                                          ------------
     Total investments                                      45,799,365

Accrued investment income                                      524,874

Reinsurance receivable                                     105,720,356

Accounts receivable (less allowance
  for uncollectible accounts of $88,497)                       268,530

Deferred acquisition costs                                   1,513,662

Property and equipment
  (less accumulated depreciation of $423,201)                  256,102

Costs in excess of net assets of
  acquired business (less accumulated
  amortization of $1,071,959)                                1,601,817

Other assets                                                 1,252,617
                                                           -----------

                                                          $156,937,323
                                                           ===========








See accompanying notes to consolidated financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Policy liabilities:
    Future policy benefits                                $139,280,032
    Contract claims                                          1,659,756
                                                           -----------
      Total policy liabilities                             140,939,788

  Other policyholders' funds                                 2,664,224

  Deferred tax liability                                       842,537

  Deferred gain on reinsurance                               2,512,273

  Deferred gain on sale of real estate                         428,800

  Note payable                                                 687,500

  Other liabilities                                          1,135,310
                                                           -----------

    Total liabilities                                      149,210,432
                                                           -----------

Stockholders' equity:
  Series A preferred stock, par value
    $.10 per share, authorized, issued
    and outstanding 74,000 shares
    (involuntary liquidation value $2,035,000)               1,850,000

  Common stock, par value $.10 per share,
    authorized 10,000 shares, issued
    8,754 shares                                                   876

  Additional paid-in capital                                 6,259,189

  Accumulated deficit                                         (905,172)

  Treasury stock, at cost, 1,503 shares                       (492,721)

  Accumulated other comprehensive income
    Net unrealized gains on securities,
     net of taxes of $424,854                                1,038,680
    Reclassification adjustment, net of taxes of $11,121       (23,961)
                                                           -----------
                                                             1,014,719
                                                           -----------
    Total stockholders' equity                               7,726,891
                                                           -----------

                                                          $156,937,323
                                                           ===========


See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                   1998         1997
Revenues:
  Premiums and other considerations           $1,157,302     1,247,434

  Net investment income                        1,048,742       615,191

  Net realized investment gains (losses)          85,909        (3,117)

  Reinsurance expense allowance                2,585,952     1,013,785

  Amortization of deferred gain on reinsurance    91,205       102,753

  Other income                                    21,960        28,081
                                               ---------     ---------
    Total revenues                             4,991,070     3,004,127
                                               ---------     ---------

Benefits and expenses:
  Death benefits                                 506,104       469,866

  Other benefits                                 659,225       804,749

  Commissions and general expenses             3,161,625     1,297,228

  Interest expense                                41,353        46,617

  Amortization of deferred acquisition costs      56,306        48,939

  Amortization of costs in excess of net
    assets of acquired business                  119,831       119,831
                                              ----------     ---------
    Total benefits and expenses                4,544,444     2,787,230
                                               ---------     ---------
Income before federal income tax expense         446,626       216,897

Federal income tax expense (benefit):
  Current                                        144,495        50,019
  Deferred                                      (121,811)      (90,685)
                                               ---------     ---------
Net income                                    $  423,942       257,563
                                               ---------     ---------
Other comprehensive income:
  Net unrealized holding gains (losses) arising
    during period, net of tax of $44,081
    in 1998 and $22,805 in 1997                   94,967       (51,657)

Less:  reclassification adjustment for net
  gains included in net income, net of tax
  of $21,191 in 1998 and 0 in 1997               (45,659)            0
                                               ---------     ---------
Comprehensive income                          $  473,250       205,906
                                               =========     =========
Earnings per share:
  Net income per share-basic                  $    44.13         21.67
                                               ---------     ---------
  Net income per share-diluted                $    35.39         19.20
                                               ---------     ---------

See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                   1998         1997
Revenues:
  Premiums and other considerations             $633,045       562,162

  Net investment income                          541,083       293,715

  Net realized investment gains (losses)          66,617        (1,946)

  Reinsurance expense allowance                1,216,268       479,852

  Amortization of deferred gain on reinsurance    42,165        46,270

  Other income                                    11,979        15,802
                                               ---------     ---------
    Total revenues                             2,511,157     1,395,855
                                               ---------     ---------
Benefits and expenses:
  Death benefits                                 226,603       181,680

  Other benefits                                 380,326       405,220

  Commissions and general expenses             1,503,847       592,454

  Interest expense                                17,796        21,922

  Amortization of deferred acquisition costs      25,639        24,768

  Amortization of costs in excess of net
    assets of acquired business                   59,915        59,915
                                               ---------     ---------
    Total benefits and expenses                2,214,126     1,285,959
                                               ---------     ---------
Income before federal income tax expense         297,031       109,896

Federal income tax expense (benefit):
  Current                                         52,065        18,822
  Deferred                                        (1,947)      (39,923)
                                               ---------     ---------
Net income                                    $  246,913       130,997
                                               ---------     ---------
Other comprehensive income:
  Net unrealized holding gains arising
    during period, net of tax of $51,111
    in 1998 and $149,067 in 1997                 110,715       291,276
Less:  reclassification adjustment for
    net gains included in net income, net
    of tax of $21,401 in 1998 and 0 in 1997      (46,108)            0
                                               ---------     ---------
Comprehensive income                          $  311,520       422,273
                                               =========     =========
Earnings per share:
  Net income per share-basic                  $    26.91         11.25
                                               ---------     ---------
  Net income per share-diluted                $    26.33          8.86
                                               ---------     ---------
See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                    INCREASE (DECREASE) IN CASH (UNAUDITED)


                                                   1998          1997

Cash flows from operating activities:
  Net income from operations                 $   423,942       257,563
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                 30,510       131,877
    Realized (gains) losses on investments       (85,909)        3,117
    Deferred federal income tax benefit         (121,811)      (90,685)
    Decrease in reinsurance receivables          304,326       943,226
    Decrease in accrued investment income         27,329         6,691
    Increase in accounts receivable              (67,315)      (43,505)
    Decrease (increase) in other assets          329,172      (823,304)
    Decrease in future policy benefit
      liability                               (1,225,468)     (476,961)
    Decrease in contract claim liability         (83,946)      (35,124)
    Increase (decrease) in other
      policyholders' funds liability             (13,902)       16,352
    Increase (decrease) in other liabilities    (603,592)       40,959
                                             -----------    ----------
Net cash used in operating activities         (1,086,664)      (69,794)
                                             -----------    ----------
Cash flows from investing activities:
  Proceeds from sales of investments
    available for sale and principal
    repayments on mortgage loans               6,206,437       769,106
  Purchases of investments available for sale (4,253,136)   (1,265,590)
  Net (increase) decrease in policy loans        210,793        (6,391)
  Net (increase) decrease in short-term
    investments                                 (345,024)      828,504
  Purchase of property and equipment            (101,176)      (36,891)
                                             -----------    ----------
Net cash provided by investing
    activities                                 1,717,894       288,738
                                             -----------    ----------
Cash flows from financing activities:
  Principal payments on note payable            (125,000)     (125,000)
  Deposits on policy contracts                   558,892       861,634
  Withdrawals from policy contracts           (1,065,710)     (897,119)
  Preferred dividends paid                       (97,126)      (94,812)
                                             -----------    ----------
Net cash used in financing activities           (728,944)     (255,297)
                                             -----------    ----------
Net decrease in cash                             (97,714)      (36,353)
Cash at beginning of year                         97,714        36,353
                                             -----------    ----------
Cash at end of period                       $          0             0
                                             ===========    ==========

See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1998 and the condensed consolidated statements of operations and cash flows for the six month periods ended June 30, 1998 and 1997, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1997 Annual Report to Stockholders. The results of operations for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

Effective January 1, 1998, the Company adopted SFAS No. 130. The Company's only components of other comprehensive income are unrealized gains and losses on investments. As those items were previously presented as direct charges or credits to the Company's stockholders' equity, the only impact of adopting this standard is to reflect an additional presentation of those items.

3.  EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $97,126 and $94,812 for June 30, 1998 and 1997, respectively) by the weighted average common shares outstanding (7,406 at June 30, 1998 and 7,512 at June 30, 1997).

Earnings per common share on a diluted basis is computed by dividing net income (less dividends paid on preferred stock of $97,126 and $94,812 for June 30, 1998 and 1997, respectively, and less the income statement effect of stock options as if exercised of $58,976 and $17,188 for June 30, 1998 and 1997, respectively) by the weighted average common shares outstanding as if such stock options were exercised (7,569 at June 30, 1998 and 7,580 at June 30, 1997).

4.  STOCKHOLDERS' EQUITY

During the six months ended June 30, 1998, stockholders' equity changed for the following items: Increase in net unrealized investment gains of $70,997; net income of $423,942; cash dividends paid on preferred stock of $97,126; and a net increase in treasury stock of $42,240.

5.  UNIVERSAL TRANSACTION

On March 5, 1998, American Capitol Insurance Company ("American Capitol"), a wholly owned subsidiary of Acap Corporation, closed a coinsurance transaction with Universal Life Insurance Company ("Universal"). Pursuant to the coinsurance agreement (the "Coinsurance Agreement"), American Capitol coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998. The effective date of the Coinsurance Agreement was January 1, 1998. American Capitol paid Universal an initial ceding commission of approximately $13 million. Universal transferred approximately $40 million in assets to American Capitol in connection with the coinsurance.

Contemporaneous with the signing of the Coinsurance Agreement, the parties executed an administrative agreement (the "Administration Agreement") whereby American Capitol agreed to provide specified administrative functions for the 246,011 coinsured Universal policies. American Capitol started administering the policies beginning July 1, 1998. Between January 1, 1998 and July 1, 1998, Universal continued to administer the policies, and American Capitol paid Universal the expense allowance stipulated in the Administration Agreement.

Concurrent with the coinsurance of the Universal policies, American Capitol retroceded all of the coinsured Universal policies with an unaffiliated reinsurer. The reinsurer paid American Capitol an initial ceding commission of approximately $13.5 million. So, while Universal transferred $40 million to American Capitol in connection with the coinsurance, American Capitol transferred $39.6 million in assets to the reinsurer in connection with the retrocession. Once the reinsurer has recovered the initial ceding commission, the reinsurer may, at American Capitol s option, retrocede back to American Capitol 100% of the policies. Upon this retrocession, American Capitol then pays the reinsurer 30% of the profits generated by the policies, retaining the other 70% of the profits. In addition, American Capitol has the right to recapture the retrocession under certain terms and conditions. While the retrocession is in effect, American Capitol receives an expense allowance from the reinsurer.

6.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $185,177 and $57,961 for federal income taxes were made for the six months ended June 30, 1998 and 1997, respectively.

Cash payments of $37,522 and $48,452 for interest expense were made during the six months ended June 30, 1998 and 1997, respectively.

The following reflects assets acquired and liabilities assumed relative to the coinsurance agreement for the policies of Universal, the consideration given for such coinsurance and the net cash flow relative to such coinsurance on January 1, 1998.

Assets acquired. . . . . . . . . . . . . . . . . . . . . $ 39,972,696
Liabilities assumed. . . . . . . . . . . . . . . . . . .  (53,085,774)
                                                          -----------
Cost of coinsurance. . . . . . . . . . . . . . . . . . . $(13,113,078)
                                                          ===========
Cash paid for coinsurance. . . . . . . . . . . . . . . . $(13,113,078
                                                          ===========


Net cash from coinsurance:
Cash acquired. . . . . . . . . . . . . . . . . . . . . . $ 38,597,840
Cash paid for coinsurance. . . . . . . . . . . . . . . .  (13,113,078)
                                                          -----------
Net cash provided from coinsurance . . . . . . . . . . . $ 25,484,762
                                                          ===========

The following reflects assets and liabilities transferred in connection with a coinsurance treaty whereby all policies assumed from Universal were 100% retroceded to an unaffiliated reinsurer, the ceding commission received and the net cash flow related to the coinsurance treaty on January 1, 1998.

Assets transferred . . . . . . . . . . . . . . . . . . . $(39,580,339)
Liabilities transferred. . . . . . . . . . . . . . . . .   53,080,339
                                                          -----------
Net transferred. . . . . . . . . . . . . . . . . . . . . $ 13,500,000
                                                          ===========
Ceding commission received . . . . . . . . . . . . . . . $ 13,500,000
                                                          ===========
Net cash from coinsurance:
Cash paid. . . . . . . . . . . . . . . . . . . . . . . .  (38,984,762)
Cash received from coinsurance . . . . . . . . . . . . .   13,500,000
                                                          -----------
Net cash provided from coinsurance . . . . . . . . . . . $(25,484,762)
                                                          ===========
Net proceeds from coinsurance agreements . . . . . . . . $          0
                                                          ===========

                       ACAP CORPORATION AND SUBSIDIARIES

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


UNIVERSAL LIFE INSURANCE COMPANY TRANSACTION

On March 5, 1998, American Capitol Insurance Company ("American Capitol"), a wholly owned subsidiary of Acap Corporation, closed a coinsurance transaction with Universal Life Insurance Company ("Universal"). Pursuant to the coinsurance agreement (the "Coinsurance Agreement"), American Capitol coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998. The effective date of the Coinsurance Agreement was January 1, 1998. American Capitol paid Universal an initial ceding commission of approximately $13 million. Universal transferred approximately $40 million in assets to American Capitol in connection with the coinsurance.

Contemporaneous with the signing of the Coinsurance Agreement, the parties executed an administrative agreement (the "Administration Agreement") whereby American Capitol agreed to provide specified administrative functions for the 246,011 coinsured Universal policies. American Capitol started administering the policies beginning July 1, 1998. Between January 1, 1998 and July 1, 1998, Universal continued to administer the policies, and American Capitol paid Universal the expense allowance stipulated in the Administration Agreement.

Concurrent with the coinsurance of the Universal policies, American Capitol retroceded all of the coinsured Universal policies with an unaffiliated reinsurer. The reinsurer paid American Capitol an initial ceding commission of approximately $13.5 million. So, while Universal transferred $40 million to American Capitol in connection with the coinsurance, American Capitol transferred $39.6 million in assets to the reinsurer in connection with the retrocession. Once the reinsurer has recovered the initial ceding commission, the reinsurer may, at American Capitol s option, retrocede back to American Capitol 100% of the policies. Upon this retrocession, American Capitol then pays the reinsurer 30% of the profits generated by the policies, retaining the other 70% of the profits. In addition, American Capitol has the right to recapture the retrocession under certain terms and conditions. While the retrocession is in effect, American Capitol receives an expense allowance from the reinsurer.

RESULTS OF OPERATIONS

Premiums and other considerations were 7% lower during the six months ended June 30, 1998 in comparison to the comparable period in 1997. From June 1, 1996 through July 31, 1997, American Capitol coinsured, and did not retrocede, 91.4% of the policies written during that period by World Service Life Insurance Company of America ("World Service"). The policies written by World Service were mostly single premium whole life. Therefore, premiums for the first half of 1997 include the premiums on such policies while premiums for the first half of 1998 do not.

Premiums and other considerations were 13% higher during the three months ended June 30, 1998 in comparison to the comparable period in 1997. The volume of premiums from World Service declined significantly during the second quarter of 1997 as World Service wound down its new business production. Premiums in Texas Imperial Life Insurance Company, the wholly owned subsidiary of American Capitol through which the company markets final expense life insurance and insurance-funded prepaid funeral service contracts, were 90% higher during the three months ended June 30, 1998 in comparison to the comparable period in 1997. The increase in Texas Imperial s premiums more than offset the absence of the World Service premiums during the three months ended June 30, 1998 (in comparison to the comparable period in 1997).

Net investment income was 70% higher during the six months ended June 30, 1998 in comparison to the comparable period in 1997 and was 84% higher during the three months ended June 30, 1998 in comparison to the comparable period in 1997. Effective August 1, 1997, American Capitol acquired, through assumption reinsurance, the World Service policies. World Service transferred American Capitol approximately $2.5 million in assets in connection with the assumption. Thus, net investment income throughout the six months ended June 30, 1998 includes the earnings on the transferred assets while net investment income for the six months ended June 30, 1997 does not. Also, on November 21, 1997, American Capitol sold its home office building and adjacent land to an unrelated third party. During the first half of 1997, the home office building was a negative factor in the determination of net investment income, as the expenses associated with the property exceeded rental income. During the first half of 1998, net investment income includes the earnings from the investment of the proceeds of the sale of the property.

The Company receives an expense allowance for administering certain blocks of reinsured policies. The expense allowance for the six months ended June 30, 1998 was 155% higher than the expense allowance for the comparable period in 1997 and was 153% higher during the three months ended June 30, 1998 in comparison to the comparable period in 1997. The increase in the expense allowance during 1998 is due to the expense allowance attributable to the retrocession of the Universal policies discussed above under "Universal Life Insurance Company Transaction."

As a result of the above factors, total revenue was 66% higher during the six months ended June 30, 1998 in comparison to the comparable period in 1997. Total revenue was 80% higher during the three months ended June 30, 1998 in comparison to the comparable period in 1997.

Total policy benefits (i.e., death benefits and other benefits) were 101% of premiums and other considerations during the six months ended June 30, 1998 in comparison to 102% of premiums and other considerations during the comparable period in 1997. Total policy benefits were 96% of premiums and other considerations during the three months ended June 30, 1998 in comparison to 104% of premiums and other considerations during the comparable period in 1997.

Total expenses (i.e., total benefits and expenses less total policy benefits) were 68% of total revenue during the six months ended June 30, 1998 in comparison to 50% of total revenue during the comparable period in 1997. Total expenses were 64% of total revenue during the three months ended June 30, 1998 in comparison to 50% of total revenue during the comparable in 1997. As noted above under "Universal Life Insurance Company Transaction," Universal administered the coinsured policies until July 1, 1998. General expenses for the six months ended June 30, 1998 include approximately $1.3 million related to payments made to Universal for administering the coinsured policies. General expenses for the three months ended June 30, 1998 include approximately $600,000 related to payments made to Universal for administering the coinsured policies. General expenses for both the six months and the three months ended June 30, 1998 include expenses incurred by the Company in preparing to assume the administration of the Universal policies. General expenses for the first quarter of 1998 also include a one-time broker's fee of $227,500 associated with the Universal coinsurance.

YEAR 2000 STATUS

The Company's policies are administered on two policy administration systems. One of the policy administration systems was internally developed. The Company has performed what it believes to be a reasonable degree of testing on the system and believes that the system is year 2000 compliant. Certain of the Company s subsystems are not currently year 2000 compliant and will either be remediated or replaced. The Company believes that all of its systems will be year 2000 compliant by the end of 1998, and that the cost to reach such compliance will not be material.

LIQUIDITY AND CAPITAL RESOURCES

As a part of the assets transferred to American Capitol from Universal in connection with the Coinsurance Agreement, Universal transferred approximately $3.5 million in mortgage loans. In addition to the underlying real estate collateral, the mortgage loans were guaranteed by Universal. Universal had the obligation to repurchase all of the mortgage loans by June 30, 1998. On March 27, 1998, Universal repurchased approximately $2.2 million of the mortgage loans. The remaining Universal mortgage loans were repurchased on June 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ACAP CORPORATION
                                                  (Registrant)


Date:   August 11, 1998              By:\s\William F. Guest
                                        ---------------------------------
                                        William F. Guest, President


Date:   August 11, 1998              By:\s\John D. Cornett
                                        ---------------------------------
                                        John D. Cornett, Treasurer
                                       (Principal Accounting Officer)