Form 10QSB
period 1998-09-30
ACAP CORP
filed 1998-11-13
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
       EXCHANGE ACT
For the transition period from ---------- to -------------

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


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X    Yes    ------   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS                        OUTSTANDING NOVEMBER 6,1998

  Common Stock, Par Value $.10                     7,243














This Form 10-QSB contains a total of 14 pages, including any exhibits.

                      ACAP CORPORATION AND SUBSIDIARIES

                                 FORM 10-QSB

                                    INDEX



                                                        Page No.
Part I.       Financial Information:


     Item 1.  Financial Statements

              Condensed Consolidated Balance
                Sheet - September 30, 1998 (Unaudited)       3

              Condensed Consolidated Statements of
                Operations - Nine Months Ended
                September 30, 1998 and 1997 (Unaudited)      5

              Condensed Consolidated Statements of
                Operations - Three Months Ended
                September 30, 1998 and 1997 (Unaudited)      6

              Condensed Consolidated Statements of
                Cash Flows - Nine Months Ended
                September 30, 1998 and 1997 (Unaudited)      7

              Notes to Condensed Consolidated
                Financial Statements (Unaudited)             8


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  11


Part II.      Other Information:

     Item 6.  Exhibit 27-Financial Data Schedule            14

                    PART I.  ITEM 1.  FINANCIAL INFORMATION

                       ACAP CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

ASSETS

Investments:
  Fixed maturities available for sale                     $ 37,001,339
  Mortgage loans                                             1,943,208
  Policy loans                                               6,968,521
  Short-term investments                                     1,108,256
                                                           -----------
     Total investments                                      47,021,324

Cash                                                            35,836

Accrued investment income                                      646,013

Reinsurance receivable                                     104,876,940

Accounts receivable (less allowance
  for uncollectible accounts of $88,516)                       290,604

Deferred acquisition costs                                   1,482,305

Property and equipment
  (less accumulated depreciation of $443,693)                  382,769

Costs in excess of net assets of
  acquired business (less accumulated
  amortization of $1,131,874)                                1,541,902

Other assets                                                 1,259,152
                                                           -----------
                                                          $157,536,845
                                                           ===========








See accompanying notes to consolidated financial statements.

                  LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Policy liabilities:
    Future policy benefits                                $139,127,703
    Contract claims                                          1,699,522
                                                           -----------
      Total policy liabilities                             140,827,225

  Other policyholders' funds                                 2,620,524

  Deferred tax liability                                     1,068,805

  Deferred gain on reinsurance                               2,473,238

  Deferred gain on sale of real estate                         408,851

  Note payable                                                 625,000

  Other liabilities                                          1,085,522
                                                           -----------
    Total liabilities                                      149,109,165
                                                           -----------
Stockholders' equity:
  Series A preferred stock, par value
    $.10 per share, authorized, issued
    and outstanding 74,000 shares
    (involuntary liquidation value $2,035,000)               1,850,000

  Common stock, par value $.10 per share,
    authorized 10,000 shares, issued
    8,759 shares                                                   876

  Additional paid-in capital                                 6,259,589

  Accumulated deficit                                         (735,812)

  Treasury stock, at cost, 1,510 shares                       (499,442)

  Accumulated other comprehensive income
    Net unrealized gains on securities,
     net of taxes of $702,236                                1,569,688
    Reclassification adjustment, net of taxes of $7,700        (17,219)
                                                           -----------
                                                             1,552,469
                                                           -----------

    Total stockholders' equity                               8,427,680
                                                           -----------

                                                          $157,536,845
                                                           ===========



See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                   1998         1997
Revenues:
  Premiums and other considerations           $1,770,590     2,141,165

  Net investment income                        1,511,319     1,118,428

  Net realized investment gains                  106,353         3,423

  Reinsurance expense allowance                3,675,211     1,481,912

  Amortization of deferred gain on reinsurance   130,240       160,005

  Other income                                    35,190        40,233
                                              ----------     ---------
    Total revenues                             7,228,903     4,945,166
                                              ----------     ---------
Benefits and expenses:
  Death benefits                                 784,325       848,967

  Other benefits                               1,021,069     1,198,548

  Commissions and general expenses             4,439,138     2,012,492

  Interest expense                                57,054        69,103

  Amortization of deferred acquisition costs      87,664        73,442

  Amortization of costs in excess of net
    assets of acquired business                  179,745       179,747
                                              ----------     ---------
    Total benefits and expenses                6,568,995     4,382,299
                                              ----------     ---------
Income before federal income tax expense         659,908       562,867

Federal income tax expense (benefit):
  Current                                        194,385       115,348
  Deferred                                      (176,346)     (117,018)
                                              ----------     ---------
Net income                                   $   641,869       564,537
                                              ----------     ---------
Other comprehensive income:
  Net unrealized holding gains arising
    during period, net of tax of $321,463
    in 1998 and $137,703 in 1997                 625,965       260,930

Less:  reclassification adjustment for net
  gains included in net income, net of tax
  of $14,371 in 1998 and 0 in 1997               (32,137)            0
                                              ----------     ---------
Comprehensive income                         $ 1,235,697       825,467
                                              ==========     =========
Earnings per share:
  Net income per share-basic                  $    67.47         56.18
                                               ---------     ---------
  Net income per share-diluted                $    58.00         48.18
                                               ---------     ---------


See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                   1998         1997
Revenues:
  Premiums and other considerations           $  613,288       893,731

  Net investment income                          462,577       503,237

  Net realized investment gains                   20,445         6,540

  Reinsurance expense allowance                1,089,259       468,127

  Amortization of deferred gain on reinsurance    39,035        57,252

  Other income                                    13,229        12,152
                                               ---------     ---------
    Total revenues                             2,237,833     1,941,039
                                               ---------     ---------
Benefits and expenses:
  Death benefits                                 278,221       379,101

  Other benefits                                 361,844       393,799

  Commissions and general expenses             1,277,513       715,264

  Interest expense                                15,701        22,486

  Amortization of deferred acquisition costs      31,356        24,503

  Amortization of costs in excess of net
    assets of acquired business                   59,916        59,916
                                               ---------     ---------
    Total benefits and expenses                2,024,551     1,595,069
                                               ---------     ---------
Income before federal income tax expense         213,282       345,970

Federal income tax expense (benefit):
  Current                                         49,890        65,329
  Deferred                                       (54,535)      (26,333)
                                               ---------     ---------
Net income                                    $  217,927       306,974
                                               ---------     ---------
Other comprehensive income:
  Net unrealized holding gains arising
    during period, net of tax of $277,581
    in 1998 and $160,508 in 1997                 530,799       312,587
Less:  reclassification adjustment for
    net gains included in net income, net
    of tax of $6,448 in 1998 and 0 in 1997        13,894             0
                                               ---------     ---------
Comprehensive income                          $  762,620       619,561
                                               =========     =========
Earnings per share:
  Net income per share-basic                  $    23.36         34.61
                                               ---------     ---------
  Net income per share-diluted                $    22.65         28.89
                                               ---------     ---------

See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                    INCREASE (DECREASE) IN CASH (UNAUDITED)


                                                   1998          1997

Cash flows from operating activities:
  Net income from operations                 $   641,869       564,537
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                113,357       193,875
    Realized gains on investments               (106,353)       (3,423)
    Deferred federal income tax benefit         (176,346)     (117,018)
    Decrease in reinsurance receivables        1,147,742     1,195,973
    Increase in accrued investment income        (93,810)       (2,797)
    Increase in accounts receivable              (72,769)      (81,284)
    Decrease (increase) in other assets          306,017      (812,538)
    Decrease in future policy benefit
      liability                               (1,119,068)     (395,898)
    Decrease in contract claim liability         (44,180)      (23,157)
    Decrease in other policyholders'
      funds liability                            (57,602)      (57,123)
    Increase (decrease) in other liabilities    (659,695)      244,310
                                              ----------    ----------
Net cash used in(provided by)operating
      activities                                (120,838)      705,457
                                              ----------    ----------
Cash flows from investing activities:
  Proceeds from sales of investments
    available for sale and principal
    repayments on mortgage loans               7,944,285     3,551,071
  Purchases of investments available for sale (6,625,855)   (7,706,889)
  Net (increase) decrease in policy loans        315,754        (2,797)
  Net (increase) decrease in short-term
    investments                                 (228,153)    1,184,099
  Purchase of property and equipment            (248,335)      (78,512)
  Assumption reinsurance acquisition, net of
    cash acquired                                      0     2,854,226
                                              ----------    ----------
Net cash provided by(used in)investing
    activities                                 1,157,696      (198,802)
                                              ----------    ----------
Cash flows from financing activities:
  Principal payments on note payable            (187,500)     (187,500)
  Deposits on policy contracts                   870,700     1,294,546
  Withdrawals from policy contracts           (1,636,247)   (1,506,679)
  Preferred dividends paid                      (145,689)     (143,375)
                                              ----------    ----------
Net cash used in financing activities         (1,098,736)     (543,008)
                                              ----------    ----------

Net decrease in cash                             (61,878)      (36,353)
Cash at beginning of year                         97,714        36,353
                                              ----------    ----------
Cash at end of period                        $    35,836             0
                                              ==========    ==========


See accompanying notes to consolidated financial statements.

                       ACAP CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1998 and the condensed consolidated statements of operations and cash flows for the nine month periods ended September 30, 1998 and 1997, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1997 Annual Report to Stockholders. The results of operations for the nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

2.  ACCOUNTING STANDARDS

In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." SFAS No. 130, which must be adopted for both interim and fiscal periods beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Effective January 1, 1998, the Company adopted SFAS No. 130. The Company's only components of other comprehensive income are unrealized gains and losses on investments. As those items were previously presented as direct charges or credits to the Company's stockholders' equity, the only impact of adopting this standard is to reflect an additional presentation of those items.

3.  EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $145,689 and $143,375 for September 30, 1998 and 1997, respectively) by the weighted average common shares outstanding (7,354 at September 30, 1998 and 7,497 at September 30, 1997).

Earnings per common share on a diluted basis is computed by dividing net income (less dividends paid on preferred stock of $145,689 and $143,375 for September 30, 1998 and 1997, respectively, and less the income statement effect of stock options as if exercised of $58,976 and $58,976 for September 30, 1998 and 1997, respectively) by the weighted average common shares outstanding as if such stock options were exercised (7,538 at September 30, 1998 and 7,517 at September 30, 1997).

4.  STOCKHOLDERS' EQUITY

During the nine months ended September 30, 1998, stockholders' equity changed for the following items: Increase in net unrealized investment gains of $608,746; net income of $641,869; cash dividends paid on preferred stock of $145,689; a net increase in treasury stock of $48,960; and an increase in additional paid in capital of $400.

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

6.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $210,129 and $80,779 for federal income taxes were made for the nine months ended September 30, 1998 and 1997, respectively.

Cash payments of $54,032 and $70,949 for interest expense were made during the nine months ended September 30, 1998 and 1997, respectively.

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
                                                          ===========

7. SUBSEQUENT EVENT

A subsidiary of the Company, Texas Imperial Life Insurance Company, executed a stock purchase agreement dated October 19, 1998 to acquire The Statesman National Life Insurance Company ("Statesman"). The acquisition is subject to certain conditions being met, the most significant of which is the approval of the Texas Department of Insurance. If the transaction closes, it is anticipated that such closing will be prior to December 31, 1998.

The purchase price of Statesman to be used for closing purposes is approximately $500,000. However, the purchase price is subject to a number of post-closing price adjustments. The acquisition will be financed by a promissory note issued to the sellers. The note amount will be adjusted and will become due when all post-closing price adjustments are quantified (which is currently anticipated to be sometime in the third quarter of 2000). Statesman has $2.5 million in surplus debentures issued to the sellers that will remain obligations of Statesman following the acquisition.

Statesman, located in Houston, Texas, markets final expense life insurance and Medicare supplement health insurance. At September 30, 1998, Statesman had assets, determined in accordance with statutory accounting principles, of approximately $9 million.

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

RESULTS OF OPERATIONS

Premiums and other considerations were 17% lower during the nine months ended September 30, 1998 in comparison to the comparable period in 1997. Premiums and other considerations were 31% lower during the three months ended September 30, 1998 in comparison to the comparable period in 1997. From June 1, 1996 through July 31, 1997, American Capitol coinsured, and did not retrocede, 91.4% of the policies written during that period by World Service Life Insurance Company of America ("World Service"). The policies written by World Service were mostly single premium whole life. Therefore, premiums for the first seven months of 1997 include the premiums on such policies while premiums throughout 1998 do not. Also, during the third quarter of 1997, the Company recorded approximately $330,000 in single premiums with respect to a one-time transaction involving certain pre-need life insurance policies acquired from World Service.

Net investment income was 35% higher during the nine months ended September 30, 1998 in comparison to the comparable period in 1997, but was 8% lower during the three months ended September 30, 1998 in comparison to the comparable period in 1997. Effective August 1, 1997, American Capitol acquired, through assumption reinsurance, the World Service policies.
World Service transferred American Capitol approximately $2.5 million in assets in connection with the assumption. Thus, net investment income throughout the nine months ended September 30, 1998 includes the earnings on the transferred assets while net investment income for the nine months ended September 30, 1997 only includes two months of such earnings. Also, on November 21, 1997, American Capitol sold its home office building and adjacent land to an unrelated third party. During the first nine months of 1997, the home office building was a negative factor in the determination of net investment income, as the expenses associated with the property exceeded rental income. During the first nine months of 1998, net investment income includes the earnings from the investment of the proceeds of the sale of the property. Net investment income for 1997 includes a one-time $50,000 benefit realized in August 1997 from forfeited earnest money American Capitol received when a prospective purchaser of the home office building could not complete the transaction.

The Company receives an expense allowance for administering certain blocks of reinsured policies. The expense allowance for the nine months ended September 30, 1998 was 148% higher than the expense allowance for the comparable period in 1997 and was 133% higher during the three months ended September 30, 1998 in comparison to the comparable period in 1997. The increase in the expense allowance during 1998 is due to the expense allowance attributable to the retrocession of the Universal policies discussed above under "Universal Life Insurance Company Transaction."

Primarily as a result of the above factors, total revenue was 46% higher during the nine months ended September 30, 1998 in comparison to the comparable period in 1997. Total revenue was 15% higher during the three months ended September 30, 1998 in comparison to the comparable period in 1997.

Total policy benefits (i.e., death benefits and other benefits) were 102% of premiums and other considerations during the nine months ended September 30, 1998 in comparison to 96% of premiums and other considerations during the comparable period in 1997. Total policy benefits were 104% of premiums and other considerations during the three months ended September 30, 1998 in comparison to 86% of premiums and other considerations during the comparable period in 1997. As noted above in the discussion of premiums and other considerations, the Company recorded an unusual volume of single premium during the third quarter of 1997. This transaction resulted in a lower than usual ratio of policy benefits to premiums in that quarter.

Total expenses (i.e., total benefits and expenses less total policy benefits) were 67% of total revenue ("total revenue" as used in this paragraph excludes realized investment gains) during the nine months ended September 30, 1998 in comparison to 47% of total revenue during the comparable period in 1997. Total expenses were 62% of total revenue during the three months ended September 30, 1998 in comparison to 43% of total revenue during the comparable period in 1997. As noted above under "Universal Life Insurance Company Transaction," Universal administered the coinsured policies until July 1, 1998. General expenses for the nine months ended September 30, 1998 include approximately $1.3 million related to payments made to Universal for administering the coinsured policies until July 1. Prior to July 1, 1998, the Company also incurred expenses in preparing to assume the administration of the Universal policies. General expenses for the first quarter of 1998 also include a one-time broker s fee of $227,500 associated with the Universal coinsurance. Since July 1, 1998, the Company has been incurring expenses of approximately $50,000 per month preparing to convert the Universal policies from the system acquired from Universal to one of the Company s policy administration systems. It is anticipated that the conversion will be completed during November 1998.

YEAR 2000 STATUS

Other than the system acquired from Universal, the Company s policies are administered on two policy administration systems. One of the policy administration systems was internally developed. The Company has performed what it believes to be a reasonable degree of testing on the system and believes that the system is year 2000 compliant. The other policy administration system is a vendor-supported system that the vendor has certified is year 2000 compliant. Certain of the Company s subsystems are not currently year 2000 compliant and will either be remediated or replaced. The Company believes that all of its systems will be year 2000 compliant by the end of 1998, and that the cost to reach such compliance will not be material.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, there was an increase in net unrealized investment gains since December 31, 1997 of $608,747. The increase in invested asset values was primarily the result of a decrease in market interest rates during 1998. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.

SUBSEQUENT EVENT

A subsidiary of the Company, Texas Imperial Life Insurance Company, executed a stock purchase agreement dated October 19, 1998 to acquire The Statesman National Life Insurance Company ("Statesman"). The acquisition is subject to certain conditions being met, the most significant of which is the approval of the Texas Department of Insurance. If the transaction closes, it is anticipated that such closing will be prior to December 31, 1998.

The purchase price of Statesman to be used for closing purposes is approximately $500,000. However, the purchase price is subject to a number of post-closing price adjustments. The acquisition will be financed by a promissory note issued to the sellers. The note amount will be adjusted and will become due when all post-closing price adjustments are quantified (which is currently anticipated to be sometime in the third quarter of 2000). Statesman has $2.5 million in surplus debentures issued to the sellers that will remain obligations of Statesman following the acquisition.

Statesman, located in Houston, Texas, markets final expense life insurance and Medicare supplement health insurance. At September 30, 1998, Statesman had assets, determined in accordance with statutory accounting principles, of approximately $9 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.
                                                ACAP CORPORATION
                                                  (Registrant)

Date:   November 11, 1998            By:\s\William F. Guest
                                         -------------------------------
                                       William F. Guest, President

Date:   November 11, 1998            By:\s\John D. Cornett
                                         -------------------------------
                                       John D. Cornett, Treasurer
                                       (Principal Accounting Officer)