Form 10KSB
period 1998-12-31
ACAP CORP
filed 1999-03-30
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           Form 10-KSB
(Mark One)
[x] ANNUAL REPORT under Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [Fee Required]

For the fiscal year ended:                    December 31, 1998
[ ] TRANSITION REPORT under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                [No Fee Required]
For the transition period from ____________ to ____________

Commission file number 0-14451
                        Acap Corporation
         (Name of small business issuer in its charter)
State of Incorporation:                        IRS Employer Id.:
       Delaware                                     25-1489730

             Address of Principal Executive Office:
                10555 Richmond Avenue, 2nd Floor
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Revenues for the issuer for its most recent fiscal year were $8,941,475.

As of March 22, 1999, 7,240 shares of the registrant's Common Stock, excluding shares held in treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant on such date, based on the average of the closing bid and asked prices for such shares on such date, was $2,138,035.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part II, Items 5 - 7 of Form 10-KSB is incorporated by reference from the registrant's 1998 Annual Report to Stockholders. The information required by Part III, Items 9 - 12 of Form 10-KSB is incorporated by reference from the registrant's definitive information statement to be furnished in connection with the Annual Meeting of Stockholders to be held on or about May 3, 1999.

The Exhibit Index, Part IV, Item 13, is located on page 7 of this
Form 10-KSB.
This Form 10-KSB contains a total of 46 pages including any exhibits.

Transitional Small Business Disclosure Format (check one):
[ ] Yes  [x]  No

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Acap Corporation was incorporated under the laws of the State of Delaware on March 18, 1985 by the management of American Capitol Insurance Company ("American Capitol") to become the parent or "holding company" of American Capitol. Acap Corporation began operating in that capacity on October 31, 1985. American Capitol is a Texas life insurance company licensed in 34 states and the District of Columbia. American Capitol began operations as a life insurance company on June 1, 1954.

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

Fortune National Corporation ("Fortune Corp"), a Pennsylvania corporation, acquired a majority interest in American Capitol in 1984. In the 1985 reorganization that resulted in American Capitol becoming a wholly-owned subsidiary of Acap, Fortune Corp's majority interest in American Capitol was exchanged for an equivalent interest in Acap. Fortune Corp was liquidated during 1996, leaving Fortune Corp's majority stockholder, InsCap Corporation ("InsCap"), a Delaware corporation, with the controlling interest in Acap, approximately 46% at December 31, 1998.

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

Acquisitions to Date

Acap (i.e., its predecessor, American Capitol) switched from a traditional marketing strategy to the current acquisition strategy in 1984 in connection with the change in control and associated change in management resulting from Fortune Corp's purchase of a majority of the outstanding common stock. Since 1984, Acap has acquired six companies and four blocks of business. Primarily as a result of this acquisition activity, Acap's assets grew from approximately $64 million at December 31, 1984 to approximately $158 million at December 31, 1998.

Products and Markets

The policies serviced by Acap are primarily traditional whole life policies, interest-sensitive whole life policies, term life policies, stipulated premium whole life policies, flexible premium annuity contracts, and Medicare supplement policies.

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

Medicare supplement policies are health insurance policies that cover specified benefits that are not covered by Medicare. Premium rates may be changed on the policies within a state with the advance approval of regulatory officials of that state.

From mid-1985 until September 1994, the Company relied exclusively on its acquisition strategy and did not actively market new business. Since September 1994, the Company has marketed a small volume of final expense insurance and prearranged funeral service contracts. These policies are primarily written through independent funeral homes.

The following table sets forth information with respect to gross insurance in force and net premium income of Acap during the past three years:

(Dollars in Thousands)     1998          1997          1996
                           ----          ----          ----

Life insurance in force 577,049       287,401       291,396

Premium income:
  Life                    2,285         2,645         2,686
  Annuity                   705           977           472
  Health                    368           --            --
                    -----------------------------------------
  Total premiums          3,358         3,622         3,158
                    =========================================

The table below presents the direct collected premiums by major geographic area for the last three years:

(Dollars in Thousands)     1998          1997          1996
                           ----          ----          ----

Texas                     4,635         4,034         3,734
Ohio                        406           454           491
Alabama                     833           447            18
Indiana                     368           414           432
Pennsylvania                310           347           370
Michigan                    251           282           312
Other U.S.                1,691         1,825         1,864
                 ------------------------------------------
  Total                   8,494         7,803         7,221
                 ==========================================

The preceding tables include certain premium amounts which under Statement of Financial Accounting Standards No. 97 ("FAS 97") are credited to liability accounts and are not considered revenues, and exclude surrender charges that under FAS 97 are considered revenue. The premiums of Acap affected by FAS 97 are the premiums on interest-sensitive whole life policies and annuity contracts.

Competition

The life insurance industry is highly competitive. There are over 1,700 life insurance companies in the United States. Although Acap's acquisition strategy is not the standard strategy employed in the industry, Acap must compete with a significant number of companies, both inside and outside the life insurance industry, when looking for an acquisition. Many of these companies have substantially greater financial resources and larger staffs than Acap.

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

Employees

At December 31, 1998, Acap had a total of 66 employees. None of these employees is covered by a collective bargaining agreement.
Acap believes that it has excellent relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTIES.

The principal offices of the Company are located at 10555 Richmond Avenue, 2nd Floor, Houston, Texas 77042. The Company leases 21,511 square feet of office space pursuant to a five year lease executed in 1997. The Company's offices are suitable for the conduct of its business and the Company has an option to lease additional space in the same building to provide room for future growth.

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

The Company owns and services first mortgage loans with aggregate principal balances at December 31, 1998 of $1,930,734. The Company's investment policy prohibits making new investments in mortgage loans without the prior approval of the Board of Directors. There are no plans to make any mortgage loan investments in the foreseeable future. If the Company were interested in making a mortgage loan investment, regulatory restrictions applicable to Texas life insurance companies would prohibit the life insurance subsidiaries from investing in mortgage loans on real estate outside of the United States, in other than first liens, or in any loan that exceeds 25% of the insurer's statutory capital and surplus.

ITEM 3.  LEGAL PROCEEDINGS.

Acap and its subsidiary are involved in various lawsuits and legal actions arising in the ordinary course of operations. Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on Acap's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter ended December 31, 1998.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The required information regarding the market for the common equity of the Company and related stockholder matters is incorporated herein by reference from "Stockholder Information" on page 31 of Acap's 1998 Annual Report to Stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis of Financial Condition and
Results of Operations is incorporated herein by reference from "Management's Financial Analysis" on pages 3 - 9 of Acap's 1998
Annual Report to Stockholders.

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements and supplementary data are incorporated herein by reference from pages 10-29 of Acap's 1998 Annual Report to Stockholders.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.


PART III

The information required by Items 9-12 is incorporated by reference from Acap's definitive information statement, which is to be filed pursuant to Regulation 14C.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON  FORM 8-K.

(a)  Exhibits:

 Exhibits           Description                  Location or
                                               Incorporation by
                                                  Reference
 3(a)(1)  Certificate of Incorporation of       *Form 10 effective June
          the Registrant dated March 12,        22, 1986, pages 58-61
          1985
 3(a)(2)  Certificate of Amendment to the       *Form 10 effective June
          Certificate of Incorporation of       22, 1986, pages 62-65
          the Registrant dated October
          25, 1985
 3(a)(3)  Certificate of Amendment to the       *Form 10K dated December
          Certificate of Incorporation of       31, 1988, pages 51-53
          the Registrant dated August 22,
          1986
 3(a)(4)  Certificate of Amendment to the       *Form S4, Registration
          Certificate of Incorporation of       No. 33-27874
          the Registrant dated March 20,
          1989
 3(a)(5)  Certificate of Amendment to the       *Form 10KSB dated
          Certificate of Incorporation of       December 31, 1994, pages
          the Registrant dated May 9,           273- 276
          1994
 3(b)(1)  Bylaws of the Registrant, as          *Form 10K dated December
          amended                               31, 1988, pages 54-68
 3(b)(2)  Amendment to the Bylaws of the        *Form 10Q dated March 31,
          Registrant                            1990, page 11
 4        Certificate of Designations of        *Form 8K dated December
          the Preferred Stock of the            31, 1986, pages 23-31
          Registrant
10(a)(1)  1997 American Capitol Insurance       *Form 10KSB dated
          Company Key Employee Incentive        December 31, 1997, pages
          Stock Option Plan                     11-19
10(a)(2)  Form of Grant of Stock Option         *Form 10KSB dated
          used in 1997 American Capitol         December 31, 1997, pages
          Insurance Company Key Employee        20-25
          Incentive Stock Option Plan
10(b)(1)  Employment Contract between           *Form 10QSB dated March
          American Capitol Insurance            31, 1997, pages 13-26
          Company and John D. Cornett
10(b)(2)  Stock Purchase Agreement              *Form 10QSB dated March
          between American Capitol              31, 1997, pages 27-36
          Insurance Company and John D.
          Cornett
10(c)     Disability Income Agreement           *Form 10KSB dated
          between American Capitol              December 31, 1997, pages
          Insurance Company and William         26-29
          F. Guest
10(d)(1)  Reinsurance Agreement between         *Form 10KSB dated
          American Capitol Insurance            December 31, 1993, pages
          Company and Crown Life                10-66
          Insurance Company effective
          December 31, 1992, as amended
10(d)(2)  Amendment dated June 30, 1996         *Form 10KSB dated
          to the Reinsurance Agreement          December 31, 1996, pages
          between American Capitol              48-50
          Insurance Company and Crown
          Life Insurance Company
10(e)(1)  Reinsurance Agreement effective       *Form 10KSB dated
          February 2, 1995 between Oakley-      December 31, 1994, pages
          Metcalf Insurance Company and         213- 260
          Alabama Reassurance Company
10(e)(2)  Amendment dated January 1, 1996       *Form 10KSB dated
          to the Reinsurance Agreement          December 31, 1996, pages
          between Oakley-Metcalf                69-71
          Insurance Company and Alabama
          Reassurance Company
10(e)(3)  Amendment dated December 31,          *Form 10KSB dated
          1996 to the Reinsurance               December 31, 1996, page
          Agreement between Texas               72
          Imperial Life Insurance Company
          and Alabama Reassurance Company
10(f)     Loan Agreement and related            *Form 10KSB dated
          documents between Acap                December 31, 1994, pages
          Corporation and Central               261- 272
          National Bank
10(g)     Coinsurance Agreement dated           *Form 10KSB dated
          June 1, 1996 between World            December 31, 1996, pages
          Service Life Insurance Company        73-138
          of America and American Capitol
          Insurance Company
10(h)     Administration Agreement dated        *Form 10KSB dated
          June 1, 1996 between South            December 31, 1996, pages
          Texas Life Insurance Agency,          139-147
          Inc. and American Capitol
          Insurance Company
10(i)     Administration Agreement dated        *Form 10KSB dated
          June 1, 1996 between South            December 31, 1996, pages
          Texas Life Insurance Company          148-158
          and American Capitol Insurance
          Company
10(j)     Assumption Agreement dated            *Form 10KSB dated
          August 1, 1997 between World          December 31, 1997, pages
          Service Life Insurance Company        30-74
          of America and American Capitol
          Insurance Company
10(k)     Coinsurance Agreement dated           *Form 10KSB dated
          January 1, 1998 between               December 31, 1997, pages
          Universal Life Insurance              75-128
          Company and American Capitol
          Insurance Company
10(l)     Amendments Letter dated               *Form 10KSB dated
          February 27, 1998 amending the        December 31, 1997, pages
          Coinsurance Agreement between         129-132
          Universal Life Insurance
          Company and American Capitol
          Insurance Company
10(m)     Closing Memorandum and                *Form 10KSB dated
          Amendments to the Coinsurance         December 31, 1997, pages
          Agreement between Universal           133-135
          Life Insurance Company and
          American Capitol Insurance
          Company
10(n)     Administration Agreement dated        *Form 10KSB dated
          January 1, 1998 between               December 31, 1997, pages
          Universal Life Insurance              136-153
          Company and American Capitol
          Insurance Company
10(o)     Coinsurance Agreement dated           *Form 10KSB dated
          January 1, 1998 between               December 31, 1997, pages
          Republic-Vanguard Life                154-176
          Insurance Company and American
          Capitol Insurance Company
10(p)     Lease Agreement dated November        *Form 10KSB dated
          21, 1997 between Realtycorp           December 31, 1997, pages
          International Group LC and            177-227
          American Capitol Insurance
          Company
11        Statement re computation of per       *1998 Annual Report to
          share earnings                        Stockholders, page 17
13        1998 Annual Report to                 Pages 10-43
          Stockholders
22        Subsidiaries of the Registrant        Page 44
27        Financial Data Schedule               Page 45

 _______________________________________________________
* Exhibit is incorporated by reference to the listed document.

(b)Reports on Form 8-K:

No reports on Form 8-K were filed in the last quarter of the year ended December 31, 1998.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acap Corporation

Date:  March 22, 1999

By:


      /s/ William F. Guest
     -----------------------
     William F. Guest
     Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 22, 1999

By:


 /s/ William F. Guest           /s/ John D. Cornett
-----------------------        --------------------------
William F. Guest               John D. Cornett
Chairman of the Board,         Executive Vice President,
   Director and President         and Treasurer
Principal Executive Officer)   (Principal Financial and
                                  Accounting Officer)




 /s/ R. Wellington Daniels     /s/ C. Stratton Hill, Jr.
---------------------------    --------------------------
R. Wellington Daniels          C. Stratton Hill, Jr.
Director                       Director

EXHIBIT 21


SUBSIDIARIES OF ACAP CORPORATION

Wholly-owned subsidiary of Acap Corporation:
--------------------------------------------

American Capitol Insurance Company (Texas)

Wholly-owned subsidiaries of American Capitol Insurance Company:
---------------------------------------------------------------

Imperial Plan, Inc. (Texas)
Texas Imperial Life Insurance Company (Texas)