Form 10QSB
period 1999-03-31
ACAP CORP
filed 1999-05-13
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           Form 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

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

              Address of Principal Executive Office:
                 10555 Richmond Avenue, 2ND Floor
                       Houston Texas 77042

Issuer's telephone number: (713) 974-2242


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [  x  ]  Yes     [     ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                            OUTSTANDING MAY 5, 1999

  Common Stock, Par Value $.10                      7,238






This Form 10-QSB contains a total of 14 pages, including any exhibits.

                ACAP CORPORATION AND SUBSIDIARIES

                           FORM 10-QSB

                              INDEX


                                                        Page No.
Part I.       Financial Information:


     Item 1. Financial Statements

              Condensed Consolidated Balance
                Sheet - March 31, 1999 (Unaudited)          3

              Condensed Consolidated Statements of
                Operations - Three Months Ended
                March 31, 1999 and 1998 (Unaudited)         5

              Condensed Consolidated Statements of
                Cash Flows - Three Months Ended
                March 31, 1999 and 1998 (Unaudited)         6

              Notes to Condensed Consolidated
                Financial Statements (Unaudited)            7


     Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                 10


Part II.      Other Information:

     Item 6. Exhibit 27-Financial Data Schedule            14

                PART I.  ITEM 1.  FINANCIAL INFORMATION

                   ACAP CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             MARCH 31, 1999
                              (UNAUDITED)

ASSETS

Investments:
  Fixed maturities available for sale                      $ 36,951,263
  Mortgage loans                                              1,867,328
  Policy loans                                                6,850,920
  Short-term investments                                      2,003,950
                                                            -----------
     Total investments                                       47,673,461

Cash                                                            126,421

Accrued investment income                                       677,784

Reinsurance receivable                                      104,403,848

Accounts receivable (less allowance
  for uncollectible accounts of $88,508)                        314,993

Deferred acquisition costs                                    2,376,547

Property and equipment
  (less accumulated depreciation of $489,014)                   408,164

Costs in excess of net assets of acquired business
  (less accumulated amortization of $1,251,707)               1,422,071

Other assets                                                  1,395,518
                                                            -----------
                                                           $158,798,807
                                                            ===========



See accompanying notes to condensed consolidated financial statements.

                                                       continued . .  .

LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Policy liabilities:
    Future policy benefits                                 $139,190,406
    Contract claims                                           2,467,414
                                                           ------------
      Total policy liabilities                              141,657,820

  Other policyholders' funds                                  2,884,099

  Deferred tax liability                                      1,128,007

  Deferred gain on reinsurance                                2,354,654

  Deferred gain on sale of real estate                          367,059

  Note payable                                                1,500,000

  Other liabilities                                           1,948,497
                                                           ------------

    Total liabilities                                       151,840,136
                                                           ------------

Stockholders' equity:
  Series A preferred stock, par value $.10 per share,
  authorized, issued and outstanding 74,000 shares
  involuntary liquidation value $2,035,000)                   1,850,000

  Common stock, par value $.10 per share,
    authorized 10,000 shares, issued 8,759 shares                   876

  Additional paid-in capital                                  6,259,589

  Accumulated deficit                                        (1,229,928)

  Treasury stock, at cost, 1,517 shares                        (501,122)

  Accumulated other comprehensive income net unrealized
   gains, net of taxes of $507,576                              579,256
                                                           -------------

    Total stockholders' equity                                6,958,671
                                                           ------------

                                                           $158,798,807
                                                           ------------


See accompanying notes to condensed consolidated financial statements.

                   ACAP CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                              (UNAUDITED)

                                                   1999          1998
Revenues:
  Premiums and other considerations               $1,085,315    524,257

  Net investment income                              482,062    507,659

  Net realized investment gains                       21,843     19,291

  Reinsurance expense allowance                    1,106,602  1,369,684

  Amortization of deferred gain on reinsurance        38,344     49,040

  Other income                                         8,444      9,982
                                                  ----------  ---------

    Total revenues                                 2,742,610  2,479,913
                                                  ----------  ---------
Benefits and expenses:
  Policy benefits                                    993,648    558,400

  Commissions and general expenses                 1,292,811  1,657,778

  Interest expense                                     8,846     23,557

  Amortization of deferred acquisition costs          83,635     30,668

  Amortization of costs in excess of net
    assets of acquired business                       59,916     59,916
                                                  ---------- ----------
    Total benefits and expenses                    2,438,856  2,330,319
                                                  ---------- ----------

Income before federal income tax expense (benefit)   303,754    149,594

Federal income tax expense (benefit):
  Current                                             71,164     92,430
  Deferred                                           (23,965)  (119,864)
                                                  ----------  ----------
Net income                                        $  256,555    177,028
                                                  ----------  ----------
Other comprehensive income:
  Net unrealized holding losses arising
  during period, net of tax of $24,182
  in 1999 and $5,115 in 1998                        (635,529)   (11,623)

Comprehensive income (loss)                      ($  378,974)    165,405
                                                  ----------   ---------
Earnings per share:
  Net income per share-basic                      $    29.05       17.26
                                                   ---------   ---------
  Net income per share-diluted                    $    20.18        9.14
                                                  ----------   ---------

See accompanying notes to condensed consolidated financial statements.

                   ACAP CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                INCREASE (DECREASE) IN CASH (UNAUDITED)


                                                            1999        1998

Cash flows from operating activities:
  Net income from operations                           $   256,555     177,028
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
    Depreciation and amortization                          119,514      29,285
    Net realized investment gains on investments           (21,843)    (19,291)
    Deferred federal income tax benefit                    (23,965)   (119,864)
    Decrease (increase) in reinsurance receivables         751,436    (815,188)
    Increase in accrued investment income                 (134,479)    (47,485)
    Decrease (increase) in accounts receivable             248,252      (4,488)
    Increase in other assets                            (1,024,533)   (664,162)
    Increase (decrease) in future policy benefit
      liability                                           (264,907)    532,634
    Increase (decrease) in contract claim liability         70,195     (16,891)
    Decrease in other policyholders' funds liability        33,139      17,757
    Decrease in other liabilities                          218,072     351,728
                                                       -----------  ----------
Net cash provided by (used in) operating activities        227,436    (578,937)
                                                       -----------  ----------
Cash flows from investing activities:
  Proceeds from sales of investments available for sale
    and principal repayments on mortgage loans             754,678   3,197,435
  Purchases of investments available for sale           (1,324,755)    (24,876)
  Net (increase) decrease in policy loans                  (39,071)    101,493
  Net increase in short-term investments                  (430,320) (2,324,353)
  Purchase of property and equipment                       (31,459)     (4,153)
                                                       -----------  ----------
Net cash provided by (used in) investing activities     (1,070,927)    945,546
                                                       -----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of note payable                 1,500,000           0
  Principal payments on note payable                      (562,500)    (62,500)
  Deposits on policy contracts                             321,757     287,813
  Withdrawals from policy contracts                       (362,947)   (595,473)
  Preferred dividends paid                                 (46,250)    (48,563)
  Treasury stock purchases                                    (480)    (45,600)
                                                       -----------  ----------
Net cash provided by (used in) financing activities        849,580    (464,323)
                                                       -----------  ----------
Net increase (decrease) in cash                              6,089     (97,714)
Cash at beginning of year                                  120,332      97,714
                                                       -----------  ----------
Cash at end of period                                  $   126,421           0
                                                       ===========  ==========
See accompanying notes to condensed consolidated financial statements.

                   ACAP CORPORATION AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report to Stockholders. The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

3.  EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $46,250 and $48,563 for the three months ended March 31, 1999 and 1998, respectively) by the weighted average common shares outstanding (7,240 at March 31, 1999 and 7,441 at March 31, 1998).

Earnings per common share on a diluted basis is computed by dividing net income (less dividends paid on preferred stock of $46,250 and $48,563 for the three months ended March 31, 1999 and 1998, respectively, and less the income statement effect of stock options as if exercised of $58,976 and $58,976 for March 31, 1999 and 1998, respectively) by the weighted average common shares outstanding as if such stock options were exercised (7,500 at March 31, 1999 and 7,604 at March 31, 1998).

4.  STOCKHOLDERS' EQUITY

During the three months ended March 31, 1999, stockholders' equity changed for the following items: Decrease in net unrealized investment gains of $635,529; net income of $256,555; cash dividends paid on preferred stock of $46,250 and a net increase in treasury stock of $480.

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

6.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $0 and $32,677 for federal income taxes were made for the three months ended March 31, 1999 and 1998, respectively.

Cash payments of $19,913 and $19,726 for interest expense were made during the three months ended March 31, 1999 and 1998, respectively.

The following reflects assets acquired and liabilities assumed relative to the coinsurance agreement for the policies of Universal, the consideration given for such coinsurance and the net cash flow relative to such coinsurance on January 1, 1998.

Assets acquired                                         $ 39,972,696
Liabilities assumed                                      (53,085,774)
                                                         -----------
Cost of coinsurance                                     $(13,113,078)
                                                         ===========

Cash paid for coinsurance                               $(13,113,078)
                                                          ==========

Net cash from coinsurance:
Cash acquired                                           $ 38,597,840
Cash paid for coinsurance                                (13,113,078)
                                                          ----------
Net cash provided from coinsurance                      $ 25,484,762
                                                          ==========

The following reflects assets and liabilities transferred in connection with a coinsurance treaty whereby all policies assumed from Universal were 100% retroceded to an unaffiliated reinsurer, the ceding commission received and the net cash flow related to the coinsurance treaty on January 1,1998.

Assets transferred                                      $(39,580,339)
Liabilities transferred                                    53,080,339
                                                          -----------
Net transferred                                         $  13,500,000
                                                          ===========

Ceding commission received                              $  13,500,000
                                                          ===========

Net cash from coinsurance:
Cash paid                                                (38,984,762)
Cash received from coinsurance                             13,500,000
                                                          -----------
Net cash provided from coinsurance                      $(25,484,762)
                                                          ===========
Net proceeds from coinsurance agreements                $           0
                                                          ===========

7.   NOTE PAYABLE

On March 31, 1999, the Company repaid the $500,000 balance on its note from Central National Bank ("CNB") by borrowing $1,500,000 from CNB. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of March 31, 1999.

8.   SUBSEQUENT EVENT

On April 20, 1999, the life subsidiaries of the Company, American Capitol and Texas Imperial, along with Statesman, the Texas Department of Insurance ("TDI"), and the National Organization of Life and Health Insurance Guaranty Associations ("NOLHGA") signed a document (the "Term Sheet") entitled "Term Sheet for a Liquidation Plan RE: Statesman National Life Insurance Company ("Statesman National")." The Term Sheet outlines a plan of liquidation for Statesman under which American Capitol and Texas Imperial would assume all of the Medicare supplement insurance policies in force in Statesman. Participating NOLHGA guaranty associations would fund the transaction with a combination of cash and promissory notes. In determining the funding amount, among other things, the Company would receive credit in an amount equal to the $800,000 surplus debenture Texas Imperial purchased from Statesman during 1998 and which Texas Imperial wrote off at December 31, 1998. The plan contemplates that at a prescribed point three years after the closing of the proposed transaction, the actual results during the three year period of the Medicare supplement policies in question will be compared to the projected results for that same period and, if the actual results have been better than projected, the participating NOLHGA guaranty associations will be entitled to a refund in an amount prescribed by a formula set out in the plan of liquidation. While at this point it appears favorable that the transactions contemplated by the Term Sheet will be consummated, probably during the second quarter of 1999, there is no guarantee that any of the transactions contemplated by the Term Sheet will in fact be consummated.

                   ACAP CORPORATION AND SUBSIDIARIES

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Premiums and other considerations were 107% lower during the three months ended March 31, 1999 in comparison to the comparable period in 1998. Effective October 31, 1998, the Company's wholly-owned subsidiary, American Capitol Insurance Company ("American Capitol"), acquired through 100% coinsurance certain Medicare supplement policies issued by Statesman National Life Insurance Company ("Statesman"). Premiums for the first quarter of 1999 include approximately $543,000 in premiums related to the coinsurance, whereas premiums for the first quarter of 1998 had no such premiums. Also, as a result of new business, premiums in American Capitol's wholly-owned subsidiary, Texas Imperial Life Insurance Company ("Texas Imperial"), were approximately $106,000 higher during the three months ended March 31, 1999 in comparison to the comparable period in 1998. The Medicare supplement premiums and Texas Imperial's new business premiums exceeded the reduction in premiums from normal policy attrition.

The Company receives an expense allowance for administering certain blocks of reinsured policies. The expense allowance for the three months ended March 31, 1999 was 19% lower than the expense allowance for the comparable period in 1998. The decrease in the expense allowance during 1999 is due to attrition in the reinsured policies.

Primarily as a result of the above factors, total revenue was 11% higher during the three months ended March 31, 1999 in comparison to the comparable period in 1998.

Total policy benefits (i.e., death benefits and other benefits) were 92% of premiums and other considerations during the three months ended March 31, 1999 in comparison to 107% of premiums and other considerations
during the comparable period in 1998.   The lower benefit to premium
ratio during the first quarter of 1999 is largely attributable to the Medicare supplement business coinsured from Statesman, which had a lower benefit to premium ratio than the balance of the Company business.

Total expenses (i.e., total benefits and expenses less total policy benefits) were 53% of total revenue during the three months ended March 31, 1999 in comparison to 71% of total revenue during the comparable period in 1998. General expenses for 1998 included an unusually high level of expenses associated with the coinsurance of a block of policies from Universal Life Insurance Company ("Universal"). While the coinsurance of the Universal policies was effective January 1, 1998, Universal continued to administer the coinsured policies until July 1, 1998 at which time American Capitol began administration of the policies. American Capitol paid Universal a fee for administering the policies. General expenses for the first quarter of 1998 also included a one-time broker's fee of $227,500 associated with the Universal coinsurance.

Pre-tax operating income (excluding net realized investment gains) was $281,911 during the three months ended March 31, 1999 in comparison to $130,303 during the comparable period in 1998, a 116% increase.

YEAR 2000 STATUS

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of normal business activities. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 issue. In addition, the Company has gathered information about the Year 2000 compliance status of material third parties with whom the Company conducts business and continues to monitor their compliance.

The Company's policies are administered on three policy administration systems. One of the policy administration systems was internally developed. The Company's assessment of that system found that minor corrections were necessary to make the system Year 2000 compliant. Those corrections have been completed, tested, and implemented. Based on the testing performed, the Company believes that the system is now Year 2000 compliant. The other two policy administration systems are vendor developed and supported systems. The vendors have represented that the systems are Year 2000 compliant. With all three policy administration systems Year 2000 compliant, the Company is positioned to perform all basic policy transactions without disruption.

The Company used two general ledger and accounts payable systems. One of the systems is not longer supported by the vendor who developed the system. The Company's assessment of that system found that extensive modifications were needed to make the system Year 2000 complaint. The other general/ledger accounts payable system is currently supported by the vendor. While the version of that system in production at the Company is not Year 2000 compliant, the vendor has an updated version that is Year 2000 compliant. The Company plans on installing the updated version of that system during the second quarter of 1999 and converting to exclusive use of that system for general ledger and accounts payable functions by the end of the third quarter of 1999.

The system used for claims processing of the Medicare supplement policies coinsured from Statesman is not Year 2000 compliant. The Company has completed the assessment of the changes needed to make the claims system Year 2000 compliant. The claims system will either be remediated or replaced by October 31, 1999.

Certain of the Company's minor subsystems are not currently year 2000
compliant and will be remediated.   The Company has completed the Year
2000 assessment of these subsystems and is approximately 70% through the remediation of these subsystems. The Company believes that the remediation, testing, and implementation of the subsystems will be completed by the end of the third quarter of 1999.

As assessment of the Company's operating equipment has determined that certain of the Company's personal computers will need to be replaced prior to January 1, 2000.

To date, the Company has used existing internal resources to remediate the systems that are not Year 2000 compliant, and the costs thus incurred have not been significant. Other than approximately $20,000 to upgrade the general ledger/accounts payable systems and the replacement of some personal computers, it is expected that existing internal resources will be used to complete the Company's Year 2000 project.

Management of the Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would not be able to use its general ledger system or the system used to pay Medicare supplement claims.

The Company has contingency plans for certain critical applications and is working on such plans for other applications. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, there was a decrease in net unrealized investment gains since December 31, 1998 of $635,529. The decrease in invested asset values was primarily the result of a increase in market interest rates during the first quarter of 1999. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.

On March 31, 1999, the Company repaid the $500,000 balance on its note from Central National Bank ("CNB") by borrowing $1,500,000 from CNB. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. With the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of March 31, 1999.

CAUTIONARY STATEMENT

The 1995 Private Securities Litigation Reform Act provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the Company's business: state insurance regulations, rate competition, adverse changes in interest rates, unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims, and catastrophic events.

SUBSEQUENT EVENT

On April 20, 1999, the life subsidiaries of the Company, American Capitol and Texas Imperial, along with Statesman, the Texas Department of Insurance ("TDI"), and the National Organization of Life and Health Insurance Guaranty Associations ("NOLHGA") signed a document (the "Term Sheet") entitled "Term Sheet for a Liquidation Plan RE: Statesman National Life Insurance Company ("Statesman National")." The Term Sheet outlines a plan of liquidation for Statesman under which American Capitol and Texas Imperial would assume all of the Medicare supplement insurance policies in force in Statesman. Participating NOLHGA guaranty associations would fund the transaction with a combination of cash and promissory notes. In determining the funding amount, among other things, the Company would receive credit in an amount equal to the $800,000 surplus debenture Texas Imperial purchased from Statesman during 1998 and which Texas Imperial wrote off at December 31, 1998. The plan contemplates that at a prescribed point three years after the closing of the proposed transaction, the actual results during the three year period of the Medicare supplement policies in question will be compared to the projected results for that same period and, if the actual results have been better than projected, the participating NOLHGA guaranty associations will be entitled to a refund in an amount prescribed by a formula set out in the plan of liquidation. While at this point it appears favorable that the transactions contemplated by the Term Sheet will be consummated, probably during the second quarter of 1999, there is no guarantee that any of the transactions contemplated by the Term Sheet will in fact be consummated.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.
                                                ACAP CORPORATION
                                                  (Registrant)

Date:  May 11, 1999                  By: \s\William F. Guest
                                        --------------------------------
                                       William F. Guest, President

Date:   May 11, 1999                 By: \s\John D. Cornett
                                        --------------------------------
                                       John D. Cornett, Treasurer
                                       (Principal Accounting Officer)