Form 10QSB
period 1999-06-30
ACAP CORP
filed 1999-08-13
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE ECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 1999

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
  For the transition period from ------------- to --------------
  Commission file number 0-14451


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


          CLASS                       OUTSTANDING AUGUST 5, 1999

  Common Stock, Par Value $.10                    7,238





This Form 10-QSB contains a total of 210 pages, including any exhibits.

                ACAP CORPORATION AND SUBSIDIARIES

                           FORM 10-QSB

                              INDEX


                                                        Page No.
Part I.       Financial Information:


     Item 1. Financial Statements

              Condensed Consolidated Balance
                Sheet - June 30, 1999 (Unaudited)           3

              Condensed Consolidated Statements of
                Operations - Six Months Ended
                June 30, 1999 and 1998 (Unaudited)          5

              Condensed Consolidated Statements of
                Operations - Three Months ended
                June 30, 1999 and 1998 (Unaudited)          6

              Condensed Consolidated Statements of
                Cash Flows - Six Months Ended
                June 30, 1999 and 1998 (Unaudited)          7

              Notes to Condensed Consolidated
                Financial Statements (Unaudited)            8


     Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                 13


Part II.      Other Information:

     Item 1.  Legal Proceedings                            17

     Item 6. Exhibits                                      17

                PART I.  ITEM 1.  FINANCIAL INFORMATION

                   ACAP CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1999
                              (UNAUDITED)

ASSETS

Investments:
  Fixed maturities available for sale                     $ 38,124,601
  Mortgage loans                                             1,791,343
  Policy loans                                               6,745,824
  Short-term investments                                     2,473,649
                                                          ------------
     Total investments                                      49,135,417

Cash                                                           133,500

Accrued investment income                                      569,498

Reinsurance receivable                                     102,603,231

Notes receivable                                             8,525,608
Accounts receivable (less allowance
  for uncollectible accounts of $88,450)                       645,603

Deferred acquisition costs                                   1,925,915

Property and equipment
  (less accumulated depreciation of $513,407)                  477,889

Costs in excess of net assets of
  acquired business (less accumulated
  amortization of $1,311,623)                                1,362,155

Other assets                                                 1,235,684
                                                           -----------

                                                          $166,614,500
                                                           ===========

See accompanying notes to condensed consolidated financial statements.

                                                      continued . . .

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Policy liabilities:
    Future policy benefits                                $143,406,530
    Contract claims                                          4,504,531
                                                           -----------
      Total policy liabilities                             147,911,061

Other policyholders' funds                                   2,357,661

Deferred tax liability                                         443,728

Deferred gain on reinsurance                                 2,291,189

Deferred gain on sale of real estate                           345,216

Note payable                                                 1,437,500

Other liabilities                                            4,696,196
                                                           -----------

    Total liabilities                                      159,482,551
                                                           -----------

Stockholders' equity:
  Series A preferred stock, par value $.10 per share,
  authorized, issued and outstanding 74,000 shares
  involuntary liquidation value 2,035,000)                   1,850,000

  Common stock, par value $.10 per share,
    authorized 10,000 shares, issued 8,759 shares                  876

  Additional paid-in capital                                 6,259,589

  Accumulated deficit                                         (550,854)

  Treasury stock, at cost, 1,521 shares                       (501,602)

  Accumulated other comprehensive income-net
  unrealized gains, net of taxes of $57,033                     73,940
                                                           -----------

 Total stockholders' equity                                  7,131,949
                                                           -----------

                                                          $166,614,500
                                                           ===========


See accompanying notes to consolidated financial statements.

                   ACAP CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                              (UNAUDITED)

                                                   1999         1998
Revenues:
  Premiums and other considerations           $3,187,325     1,157,302

  Net investment income                          980,244     1,048,742

  Net realized investment gains                  843,662        85,909

  Reinsurance expense allowance                2,161,073     2,585,952

  Amortization of deferred gain on
    reinsurance                                  101,809        91,205

  Other income                                    49,959        21,960
                                              ----------    ----------
    Total revenues                             7,324,072     4,991,070
                                              ----------    ----------
Benefits and expenses:
  Policy benefits                              2,240,042     1,165,329

  Commissions and general expenses             3,583,108     3,161,625

  Interest expense                                38,232        41,353

  Amortization of deferred acquisition costs     170,756        56,306

  Amortization of costs in excess of net
    assets of acquired business                  119,831       119,831
                                              ----------    ----------
    Total benefits and expenses                6,151,969     4,544,444
                                              ----------    ----------
Income before federal income tax
  expense (benefit)                            1,172,103       446,626

Federal income tax expense (benefit):
  Current                                        335,015       144,495
  Deferred                                      (143,635)     (121,811)
                                              ----------    ----------
Net income                                   $   980,723       423,942
                                              ----------    ----------
Other comprehensive income (loss):
  Net unrealized holding gains (losses)
  arising during period, net of tax of
  $588,791 in 1999 and $44,081 in 1998        (1,140,845)       94,967

Less:  reclassification adjustment for
      net gains included in net income,
      net of tax of  $0 in 1999 and
      $21,191 in 1998                                  0       (45,659)
                                               ---------    ----------
Comprehensive income (loss)                    ($160,122)      473,250
                                               =========    ==========

Earnings per share:
  Net income per share-basic                  $   122.86         44.13
                                              ==========    ==========
  Net income per share-diluted               $    110.73         35.39
                                              ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                    ACAP CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                              (UNAUDITED)

                                                   1999          1998
Revenues:
  Premiums and other considerations           $2,102,010       633,045

  Net investment income                          498,182       541,083

  Net realized investment gains                  821,819        66,617

  Reinsurance expense allowance                1,054,471     1,216,268

  Amortization of deferred gain on
    reinsurance                                   63,465        42,165

  Other income                                    41,515        11,979
                                              ----------     ---------

    Total revenues                             4,581,462     2,511,157
                                              ----------     ---------
Benefits and expenses:
  Policy benefits                              1,246,394       606,929

  Commissions and general expenses             2,290,297     1,503,847

  Interest expense                                29,386        17,796

  Amortization of deferred acquisition costs      87,121        25,639

  Amortization of costs in excess of net
    assets of acquired business                    59,915       59,915
                                              ----------     ---------
    Total benefits and expenses                3,713,113     2,214,126
                                              ----------     ---------
Income before federal income tax expense
   (benefit)                                     868,349       297,031

Federal income tax expense (benefit):
  Current                                        220,900        52,065
  Deferred                                       (76,719)       (1,947)
                                              ----------     ---------
Net income                                   $   724,168       246,913
                                              ----------     ---------

Other comprehensive income (loss):
  Net unrealized holding gains (losses)
  arising during period, net of tax of
  $564,609 in 1999 and $51,111 in 1998          (505,316)      110,715

Less:  reclassification adjustment for net
 gains included in net income, net of tax
 of $0 in 1999 and $21,401 in 1998                     0       (46,108)

Comprehensive income (loss)                  $   218,852       311,520
                                              ----------     ---------
Earnings per share:
  Net income per share-basic                 $     93.82         26.91
                                              ==========     =========
  Net income per share-diluted               $     90.57         26.33
                                              ==========     =========


See accompanying notes to condensed consolidated financial statements.

                   ACAP CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                              (UNAUDITED)
                                                  1999             1998

Cash flows from operating activities:
  Net income from operations                        $980,723    423,942
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization                    228,628     30,510
    Net realized investment gains on investments    (843,662)   (85,909)
    Deferred federal income tax benefit             (143,635)  (121,811)
    Decrease in reinsurance receivables            2,552,053    304,326
    Increase (decrease) in accrued investment
     income                                          (26,193)    27,329
    Increase  in accounts receivable                 (82,358)   (67,315)
    Increase (decrease) in other assets             (864,699)   329,172
    Decrease in future policy benefit liability     (971,716)(1,225,468)
    Decrease in contract claim liability          (1,134,038)   (83,946)
    Decrease in other policyholders' funds
     liability                                      (493,299)   (13,902)
    Increase (decrease) in other liabilities       1,714,426   (561,352)
                                                  ---------- ----------
Net cash provided by (used by) operating
  activities                                         916,230 (1,044,424)
                                                  ---------- ----------
Cash flows from investing activities:
  Proceeds from sales of investments available
    for sale and principal repayments on
    mortgage loans                                 1,635,485  6,206,437
  Purchases of investments available for sale     (4,374,078)(4,253,136)
  Net decrease in policy loans                        66,025    210,793
  Net increase in short-term investments            (900,019)  (345,024)
  Purchase of property and equipment                (125,514)  (101,176)
  Proceeds from assumption agreement               2,306,481          0
                                                  ---------- ----------
Net cash provided by (used in) investing
  activities                                     (1,391,620)  1,717,894
                                                  ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of note payable           1,500,000          0
  Principal payments on note payable                (625,000)  (125,000)
  Deposits on policy contracts                       644,981    558,892
  Withdrawals from policy contracts                 (939,119)(1,065,710)
  Preferred dividends paid                           (91,344)   (97,126)
  Treasury stock purchases                              (960)   (42,240)
                                                  ---------- ----------
Net cash provided by (used in) financing
   activities                                        488,558   (771,184)
                                                  ---------- ----------
Net increase (decrease) in cash                       13,168    (97,714)
Cash at beginning of year                            120,332     97,714
                                                  ---------- ----------
Cash at end of period                            $   133,500          0
                                                  ========== ==========
See accompanying notes to condensed consolidated financial statements.

                   ACAP CORPORATION AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of operations and cash flows for the six month periods ended June 30, 1999 and 1998, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report to Stockholders. The results of operations for the six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

3.   EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $91,344 and $97,126 for the six months ended June 30, 1999 and 1998, respectively) by the weighted average common shares outstanding (7,239 at June 30, 1999 and 7,406 at June 30, 1998).

Earnings per common share on a diluted basis is computed by dividing net income (less dividends paid on preferred stock of $91,344 and $97,126 for the six months ended June 30, 1999 and 1998, respectively, and less the income statement effect of stock options as if exercised of $58,976 and $58,976 for June 30, 1999 and 1998, respectively) by the weighted average common shares outstanding as if such stock options were exercised (7,499 at June 30, 1999 and 7,569 at June 30, 1998).

4.   STOCKHOLDERS' EQUITY

During the six months ended June 30, 1999, stockholders' equity changed for the following items: Decrease in net unrealized investment gains of $1,140,845; net income of $980,723; cash dividends paid on preferred stock of $91,344 and a net increase in treasury stock of $960.

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

6.  STATESMAN TRANSACTION

On October 19, 1998, Texas Imperial Life Insurance Company, a wholly-owned subsidiary of American Capitol executed an agreement to acquire the stock of Statesman National Life Insurance Company ("Statesman"). To facilitate the Statesman acquisition, American Capitol entered into a coinsurance agreement with Statesman dated November 17, 1998, in which American Capitol coinsured, on a 100% quota share basis, a portion of Statesman's Medicare supplement business effective October 31, 1998. The acquisition transaction closed on December 16, 1998. Statesman was owned by the brother of the majority shareholder of Acap, and, as a result, this qualified as a related party transaction. Texas Imperial issued a promissory note of $100 to the sellers of the Statesman stock ("Sellers"). At the time of the acquisition of the Statesman stock by Texas Imperial, Statesman had approximately $1.8 million in surplus debentures issued to the Sellers. The Sellers' debentures backed the Sellers' representations and warranties and were to be adjusted based upon the outcome of certain post-closing price adjustments. In connection with closing, Texas Imperial purchased an $800,000 surplus debenture from Statesman to bring Statesman's statutory equity to the level required by the Texas
Department of Insurance (the "Department") as a condition of the Department's approval of Texas Imperial's acquisition of Statesman. As used herein, the "Statesman Transaction" refers to the above-described Texas Imperial acquisition of the stock of Statesman, Texas Imperial purchase of the $800,000 surplus debenture from Statesman, and American Capitol coinsurance of a portion of Statesman's Medicare supplement business.

In January, 1999, it was discovered that Statesman's claim liabilities were significantly understated. The liability understatement exceeded the amount of the Sellers' debentures. Given the mutual mistake of fact upon which the stock purchase, the surplus debenture purchase and the Department's approval of same were based, Texas Imperial, the Sellers, and Statesman agreed to rescind the purchase of the stock and the surplus debenture. However, the rescission required the approval of the Department. The Department did not grant its approval. As a result, Texas Imperial determined that the $800,000 Statesman surplus debenture was uncollectible and recorded the realized investment loss on the debenture and wrote off its investment in Statesman of $100. Statesman was placed in receivership by the District Court of Travis County, Texas 250th Judicial District (the "Court") on June 10, 1999.

On June 10, 1999, the Court approved a Liquidation Plan Regarding the Insolvency and Liquidation of The Statesman National Life Insurance Company (the "Liquidation Plan") executed by American Capitol, Texas Imperial, Statesman, the Department and the National Organization of Life and Health Insurance Guaranty Associations ("NOLHGA"). Pursuant to the Liquidation Plan, American Capitol and Texas Imperial assumed all life insurance policies issued by Statesman since September 30, 1998 as well as all of the Medicare supplement and hospital indemnity health insurance policies in force in Statesman. Participating NOLHGA guaranty associations funded the transaction with a combination of cash and promissory notes. In determining the funding amount, among other things, the Company received credit in an amount equal to the $800,000 surplus debenture Texas Imperial purchased from Statesman during 1998 and which Texas Imperial wrote off at December 31, 1998. Pursuant to the Liquidation Plan, at a prescribed point three years after the closing of the assumption transactions, the actual results during the three year period of the Medicare supplement policies in question will be compared to the projected results for that same period and, if the actual results have been better than projected ("excess profits"), the participating NOLHGA guaranty associations will be entitled to participate in the excess profits as a refund in an amount prescribed by a formula set out in the Liquidation Plan. If the actual results are worse than the projected results, the guaranty associations are not obligated to compensate the Company for such shortfall. The assumption transactions closed on June 18, 1999 with an effective date of June 1, 1999. Approximately $11 million in cash and notes were transferred to the Company from the participating NOLHGA guaranty associations and approximately $10 million in liabilities were transferred to the Company in connection with the assumption transactions.

Other aspects related to the Statesman Transaction include the transfer to the Company of policy administration system software necessary to enable the Company to administer the Statesman Medicare supplement policies assumed from the guaranty associations.

7.   SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $105,000 and $185,177 for federal income taxes were made for the six months ended June 30, 1999 and 1998, respectively.

Cash payments of $29,601 and $37,522 for interest expense were made during the six months ended June 30, 1999 and 1998, respectively.

The following reflects assets acquired and liabilities assumed relative to the assumption agreement for the policies of Statesman, the consideration received for such assumption and the net cash flow relative to such assumption on May 31, 1999:

Assets acquired                            $ 10,893,429
Liabilities assumed                        (10,093,429)
                                            -----------
Gain from assumption                       $    800,000
                                            ===========
Net cash from assumption:
Cash acquired                              $  1,506,481
Gain from assumption                            800,000
                                            -----------
Net cash provided from assumption          $  2,306,481
                                            ===========
The following reflects assets acquired and liabilities assumed relative to the coinsurance agreement for the policies of Universal, the consideration given for such coinsurance and the net cash flow relative to such coinsurance on January 1, 1998.

Assets acquired                            $ 39,972,696
Liabilities assumed                         (53,085,774)
                                            -----------
Cost of coinsurance                        $(13,113,078)
                                            ===========
Cash paid for coinsurance                  $(13,113,078)
                                            ===========
Net cash from coinsurance:
Cash acquired                              $ 38,597,840
Cash paid for coinsurance                   (13,113,078)
                                            -----------
Net cash provided from coinsurance         $ 25,484,762
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
                                            ===========

8.   NOTE  PAYABLE

On March 31, 1999, the Company repaid the $500,000 balance on its note from Central National Bank ("CNB") by borrowing $1,500,000 from CNB. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of June 30, 1999.

9.   NOTES RECEIVABLE

In connection with the Statesman Transaction, seven promissory notes totaling $8,525,608 were issued by four different state guaranty associations. The interest rate on the notes is fixed at 5.3%. The first payment of principal of $4,437,313 along with accrued interest of approximately $113,000 is due September 18, 1999. There are no other scheduled payments until maturity at December 2, 2002 when the balance of $4,088,295 and all accrued and unpaid interest is due.

The promissory notes are essentially credit risk free because the notes are backed by all member insurers of an association. A guaranty association has the statutory authority to assess solvent insurance companies doing business in the state to meet its obligations. If the maximum assessment allowed in any one year does not provide the necessary funds, additional assessments are made as soon thereafter as permitted by the guaranty association act.

                    ACAP CORPORATION AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STATESMAN TRANSACTION

As used herein, "American Capitol" is American Capitol Insurance Company, a wholly-owned subsidiary of the Company. "Texas Imperial" is Texas Imperial Life Insurance Company, a wholly-owned subsidiary of American Capitol.

On October 19, 1998, Texas Imperial executed an agreement to acquire the stock of Statesman National Life Insurance Company ("Statesman"). To facilitate the Statesman acquisition, American Capitol entered into a coinsurance agreement with Statesman dated November 17, 1998, in which American Capitol coinsured, on a 100% quota share basis, a portion of Statesman's Medicare supplement business effective October 31, 1998. The acquisition transaction closed on December 16, 1998. Statesman was owned by the brother of the majority shareholder of Acap, and, as a result, this qualified as a related party transaction. Texas Imperial issued a promissory note of $100 to the sellers of the Statesman stock ("Sellers"). At the time of the acquisition of the Statesman stock by Texas Imperial, Statesman had approximately $1.8 million in surplus debentures issued to the Sellers. The Sellers' debentures backed the Sellers' representations and warranties and were to be adjusted based upon the outcome of certain post-closing price adjustments. In connection with closing, Texas Imperial purchased an $800,000 surplus debenture from Statesman to bring Statesman's statutory equity to the level required by the Texas Department of Insurance (the "Department") as a condition of the Department's approval of Texas Imperial's acquisition of Statesman. As used herein, the "Statesman Transaction" refers to the above-described Texas Imperial acquisition of the stock of Statesman, Texas Imperial purchase of the $800,000 surplus debenture from Statesman, and American Capitol coinsurance of a portion of Statesman's Medicare supplement business.
In January, 1999, it was discovered that Statesman's claim liabilities were significantly understated. The liability understatement exceeded the amount of the Sellers' debentures. Given the mutual mistake of fact upon which the stock purchase, the surplus debenture purchase and the Department's approval of same were based, Texas Imperial, the Sellers, and Statesman agreed to rescind the purchase of the stock and the surplus debenture. However, the rescission required the approval of the Department. The Department did not grant its approval. As a result, Texas Imperial determined that the $800,000 Statesman surplus debenture was uncollectible and recorded the realized investment loss on the debenture and wrote off its investment in Statesman of $100. Statesman was placed in receivership by the District Court of Travis County, Texas 250th Judicial District (the "Court") on June 10, 1999.

On June 10, 1999, the Court approved a Liquidation Plan Regarding the Insolvency and Liquidation of The Statesman National Life Insurance
Company (the "Liquidation Plan") executed by American Capitol, Texas Imperial, Statesman, the Department and the National Organization of Life and Health Insurance Guaranty Associations ("NOLHGA"). Pursuant to the Liquidation Plan, American Capitol and Texas Imperial assumed all life insurance policies issued by Statesman since September 30, 1998 as well as all of the Medicare supplement and hospital indemnity health insurance policies in force in Statesman. Participating NOLHGA guaranty associations funded the transaction with a combination of cash and promissory notes. In determining the funding amount, among other things, the Company received credit in an amount equal to the $800,000 surplus debenture Texas Imperial purchased from Statesman during 1998 and which Texas Imperial wrote off at December 31, 1998. Pursuant to the
Liquidation Plan, at a prescribed point three years after the closing of the assumption transactions, the actual results during the three year period of the Medicare supplement policies in question will be compared to the projected results for that same period and, if the actual results have been better than projected ("excess profits"), the participating NOLHGA guaranty associations will be entitled to participate in the excess profits as a refund in an amount prescribed by a formula set out in the Liquidation Plan. If the actual results are worse than the projected results, the guaranty associations are not obligated to compensate the Company for such shortfall. The assumption transactions closed on June 18, 1999 with an effective date of June 1, 1999. Approximately $11 million in cash and notes were transferred to the Company from the participating NOLHGA guaranty associations and approximately $10 million in liabilities were transferred to the Company in connection with the assumption transactions.

Other aspects related to the Statesman Transaction include the transfer to the Company of policy administration system software necessary to enable the Company to administer the Statesman Medicare supplement policies assumed from the guaranty associations. This system enhances the Company's policy administration capabilities considerably and the Company expects to use it as its primary policy administration system. As previously reported, the Company's existing policy administration systems do not have a Year 2000 problem, and the above mentioned system, sold and maintained by IBM, is also Year 2000 compliant. In addition, the Company recently (May, 1999) began to market Medicare supplement policies by recruiting former agents of Statesman and, in due course, adding additional agents. Initially this new marketing program will be relatively modest in scope, involving the states of Texas, Louisiana, and Oklahoma. Through these steps, the Company has expanded its business plan to include the administration and marketing of Medicare supplement policies, and has positioned itself to acquire additional Medicare supplement policies as well as accident and health insurance policies in general.

RESULTS OF OPERATIONS

Premiums and other considerations were 175% higher during the six months ended June 30, 1999 in comparison to the comparable period in 1998. Premiums and other considerations were 232% higher during the three months ended June 30, 1999 in comparison to the comparable period in 1998. The increase in premiums during 1999 is attributable to the policies acquired from Statesman. As described above under "Statesman Transaction," effective October 31, 1998, the Company acquired certain Medicare supplement policies issued by Statesman and, effective May 31, 1999, acquired the balance of Statesman's Medicare supplement policies as well as certain other life and hospital indemnity health insurance policies.

Realized investment gains during the three months ended June 30, 1999 include $800,000 in gains related to the Liquidation Plan described above under "Statesman Transaction." Pursuant to the Liquidation Plan, the Company received an amount equal to the $800,000 the Company had loaned to Statesman and written-off during 1998.

The Company receives an expense allowance for administering certain blocks of reinsured policies. The expense allowance for the six months ended June 30, 1999 was 16% lower than the expense allowance for the comparable period in 1998. The expense allowance for the three months ended June 30, 1999 was 13% lower than the expense allowance for the comparable period in 1998. The decrease in the expense allowance during 1999 is due to attrition in the reinsured policies.

Primarily as a result of the above factors, total revenue was 47% higher during the six months ended June 30, 1999 and 82% higher during the three months ended June 30, 1999 in comparison to the comparable period in 1998.

Policy benefits were 70% of total premiums and other considerations during the six months ended June 30, 1999 in comparison to 101% of total premiums and other considerations during the comparable period in 1998. Policy benefits were 59% of total premiums and other considerations during the three months ended June 30, 1999 in comparison to 96% of total premiums and other considerations during the comparable period in 1998. The lower benefit to premium ratio during 1999 is largely attributable to the Medicare supplement business acquired from Statesman, which had a lower benefit to premium ratio than the balance of the Company's business.

Total expenses (i.e., total benefits and expenses less policy benefits) were 60% of total revenue (excluding realized investment gains) during the six months ended June 30, 1999 in comparison to 69% of total revenue during the comparable period in 1998. Total expenses were 66% of total revenue during both the three months ended June 30, 1999 and the comparable period in 1998. General expenses for the first quarter of 1998 included a one-time broker's fee of $227,500 associated with the coinsurance of a block of policies from Universal Life Insurance Company ("Universal").

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

The Company used two general ledger and accounts payable systems. One of the systems is no longer supported by the vendor who developed the system. The Company's assessment of that system found that extensive modifications were needed to make the system Year 2000 complaint. The other general ledger/accounts payable system is currently supported by the vendor. The version of that system in production at the Company is not Year 2000 compliant. While the Company had originally planned on installing an updated version of the vendor's system that is Year 2000 compliant, the Company has now decided to convert to a general ledger/accounts payable system provided by a different vendor. The Company licensed the new system in August 1999. The Company plans on installing the new general ledger/accounts payable system and converting to exclusive use of that system for general ledger and accounts payable functions by October 31, 1999.

The system used for claims processing of the Medicare supplement policies acquired from Statesman is not Year 2000 compliant. During July 1999, the Company licensed a vendor-supplied claims processing system. The Company plans on installing the new claims system and to begin processing all health claims on that system by October 31, 1999.

Certain of the Company's minor subsystems are not currently year 2000
compliant and will be remediated.   The Company has completed the Year
2000 assessment of these subsystems and is approximately 80% through the remediation of these subsystems. The Company believes that the remediation, testing, and implementation of the subsystems will be completed by the end of the third quarter of 1999.

As assessment of the Company's operating equipment has determined that certain of the Company's personal computers will need to be replaced prior to January 1, 2000.

To date, the Company has used existing internal resources to remediate the systems that are not Year 2000 compliant, and the costs thus incurred have not been significant. The cost of replacement of the general ledger, accounts payable, and health claims systems is approximately $225,000. The cost of replacing certain of the Company's personal computers that are not Year 2000 compliant is approximately $15,000. It is expected that existing internal resources will be used to complete the Company's Year 2000 project.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company's net unrealized investment gains had declined by $1,140,845 since December 31, 1998 to $73,940. The decrease in invested asset values was primarily the result of an increase in market interest rates during the first half of 1999. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.

On March 31, 1999, the Company repaid the $500,000 balance on its note from Central National Bank ("CNB") by borrowing $1,500,000 from CNB. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. With the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of June 30, 1999.

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

                       PART II.  OTHER INFORMATION

                         ITEM 1.  LEGAL PROCEEDINGS

On May 5, 1999, a civil action (the "Action") was filed by Martin L. Skeen and William F. Skeen ("Plaintiffs") in the Court of Chancery of the State of Delaware (the "Court") against Acap and Acap's directors ("Defendants"). The Plaintiffs ask the Court (1) to direct the Defendant's to pay Acap the $800,000 lost as a result of the write-off of the surplus debenture purchased from Statesman in connection with the Statesman Transaction, (2) to direct the Defendants to account for all of the transactions related to the Statesman Transaction, (3) to require a new election of directors after full disclosure with respect to the Statesman Transaction, and (4) to award such other damages and relief as may be appropriate, including the costs of the Action. Plaintiffs also questioned the compensation of the Company's President in respect to the employee benefit "Split-Dollar" insurance arrangement. The Action was filed without advance demand or notification to the Defendants.

The Company believes that the claims by the Plaintiffs are without merit. As noted above in the section of this report titled "Statesman Transaction," the $800,000 related to the Statesman surplus debenture was recovered through the transaction with NOLHGA. Further, while the acquisition of the Statesman stock involved a related party, the Company believes that the transaction was handled in an arms'-length manner and that all necessary disclosures were made. The litigation is still in the preliminary stages, and the Company is defending the actions vigorously.

ITEM 6.   EXHIBITS

Liquidation Plan Regarding the insolvency and liquidation of the Statesman National Life Insurance Company.

Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ACAP CORPORATION
                                                (Registrant)

Date:  August 11, 1999                  By: \s\William F. Guest
                                            ----------------------------
                                            William F. Guest, President

Date:   August 11, 1999                 By: \s\John D. Cornett
                                            ----------------------------
                                            John D. Cornett, Treasurer
                                            (Principal Accounting Officer)