Form 10QSB
period 1999-09-30
ACAP CORP
filed 1999-11-12
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-QSB

(Mark One)
[x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                    OUTSTANDING NOVEMBER 8, 1999

  Common Stock, Par Value $.10                  7,229



This Form 10-QSB contains a total of 18 pages, including any exhibits.

                       ACAP CORPORATION AND SUBSIDIARIES

                                  FORM 10-QSB

                                     INDEX


                                                        Page No.
Part I.       Financial Information:


     Item 1. Financial Statements

              Condensed Consolidated Balance
                Sheet - September 30, 1999 (Unaudited)      3

              Condensed Consolidated Statements of
                Operations - Nine Months Ended
                September 30, 1999 and 1998 (Unaudited)     5

              Condensed Consolidated Statements of
                Operations - Three Months ended
                September 30, 1999 and 1998 (Unaudited)     6

              Condensed Consolidated Statements of
                Cash Flows - Nine Months Ended
                September 30, 1999 and 1998 (Unaudited)     7

              Notes to Condensed Consolidated
                Financial Statements (Unaudited)            8


     Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  13


Part II.      Other Information:

     Item 1.  Legal Proceedings                             17

     Item 6. Exhibits                                       17

                PART I.  ITEM 1.  FINANCIAL INFORMATION

                   ACAP CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1999
                              (UNAUDITED)

ASSETS

Investments:
  Fixed maturities available for sale                     $ 36,683,828
  Mortgage loans                                             1,653,836
  Policy loans                                               6,716,322
  Short-term investments                                     5,493,817
                                                           -----------
     Total investments                                      50,547,803

Cash                                                           158,001

Accrued investment income                                      716,873

Reinsurance receivable                                     102,938,928

Notes receivable                                             4,088,295

Accounts receivable (less allowance
  for uncollectible accounts of $88,282)                       667,229

Deferred acquisition costs                                   1,848,400

Property and equipment
  (less accumulated depreciation of $546,450)                  824,603

Costs in excess of net assets of acquired business
 (less accumulated amortization of $1,371,539)               1,302,239

Other assets                                                 1,238,038

                                                          $164,330,409
                                                           ===========





See accompanying notes to condensed consolidated financial statements.

                                                            continued . .  .

LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Policy liabilities:
    Future policy benefits                                $143,370,166
    Contract claims                                          4,418,817
                                                           -----------
      Total policy liabilities                             147,788,983

Other policyholders' funds                                   2,300,021

Deferred tax liability                                         121,473

Deferred gain on reinsurance                                 2,254,463

Deferred gain on sale of real estate                           323,373

Note payable                                                 1,375,000

Other liabilities                                            3,413,531
                                                            ----------

    Total liabilities                                      157,576,844
                                                           -----------

Stockholders' equity:
  Series A preferred stock, par value $.10 per share,
  authorized, issued and outstanding 74,000 shares
  (involuntary liquidation value $2,035,000)                 1,850,000

  Common stock, par value $.10 per share,
    authorized 10,000 shares, issued 8,759 shares                  876

  Additional paid-in capital                                 6,259,589

  Accumulated deficit                                         (668,771)

  Treasury stock, at cost, 1,530 shares                       (505,921)

  Accumulated other comprehensive income-net unrealized
    losses, net of taxes of $189,553
                                                              (182,208)
                                                          -------------

    Total stockholders' equity                               6,753,565
                                                          -------------


                                                          $164,330,409
                                                          ============



See accompanying notes to condensed consolidated financial statements.

                     ACAP CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                               (UNAUDITED)

                                                    1999             1998
Revenues:
  Premiums and other considerations              $6,684,261        1,770,590

  Net investment income                           1,504,521        1,511,319

  Net realized investment gains                     871,367          106,353

  Reinsurance expense allowance                   3,158,985        3,675,211

  Amortization of deferred gain on reinsurance      138,535          130,240

  Other income                                      203,268           35,190
                                                 ----------       ----------
    Total revenues                               12,560,937        7,228,903
                                                 ----------       ----------

Benefits and expenses:
  Policy benefits                                 5,139,724        1,805,394

  Commissions and general expenses                5,987,411        4,439,138

  Interest expense                                   67,940           57,054

  Amortization of deferred acquisition costs        248,272           87,664

  Amortization of costs in excess of net
    assets of acquired business                     179,745          179,745
                                                 ----------       ----------

    Total benefits and expenses                  11,623,092        6,568,995
                                                 ----------       ----------

Income before federal income tax expense
 (benefit)                                          937,845          659,908

Federal income tax expense (benefit):
  Current                                           363,309          194,385
  Deferred                                         (333,369)        (176,346)
                                                 ----------       ----------
Net income                                      $   907,905          641,869
                                                 ----------       ----------
Other comprehensive income (loss):
  Net unrealized holding gains (losses)
  arising during period, net of tax of
  $721,311 in 1999 and $321,463 in 1998          (1,396,996)         625,965

Less:  reclassification adjustment for net
 gains included in net income, net of tax of
 $0 in 1999 and $14,371 in 1998                           0          (32,137)
                                                 ----------       ----------

Comprehensive income (loss)                       ($489,091)       1,235,697
                                                 ==========       ==========

Earnings per share:
  Net income per share-basic                    $    106.62            67.47
                                                  ---------       ----------
  Net income per share-diluted                  $     95.05            58.00
                                                 ----------       ----------

See accompanying notes to condensed consolidated financial statements.

                      ACAP CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (UNAUDITED)

                                                         1999          1998
                                                         ----          ----
Revenues:
  Premiums and other considerations                  $3,496,936       613,288

  Net investment income                                 524,277       462,577

  Net realized investment gains                          27,705        20,445

  Reinsurance expense allowance                         997,912     1,089,259

  Amortization of deferred gain on reinsurance           36,726        39,035

  Other income                                          153,309        13,229
                                                     ----------     ---------
    Total revenues                                    5,236,865     2,237,833
                                                     ----------     ---------

Benefits and expenses:
  Policy benefits                                     2,899,682       640,065

  Commissions and general expenses                    2,404,301     1,277,513

  Interest expense                                       29,708        15,701

  Amortization of deferred acquisition costs             77,516        31,356

  Amortization of costs in excess of net
    assets of acquired business                          59,916        59,916
                                                     ----------     ---------
    Total benefits and expenses                       5,471,123     2,024,551
                                                     ----------     ---------
Income (loss) before federal income tax
  expense (benefit)                                    (234,258)      213,282

Federal income tax expense (benefit):
  Current                                                28,294        49,890
  Deferred                                             (189,734)      (54,535)
                                                      ---------     ---------
Net income (loss)                                   $   (72,818)      217,927
                                                      ---------     ---------
Other comprehensive income (loss):
  Net unrealized holding gains (losses)
  arising during period, net of tax of
  $132,520 in 1999 and $277,581 in 1998                (256,146)      530,799

Less:  reclassification adjustment for net
  gains (losses) included in net income
  (loss), net of tax of  $0 in 1999 and
  $6,448 in 1998                                              0        13,894
                                                      ---------     ---------
Comprehensive income (loss)                          $ (328,964)      762,620
                                                      ---------     ---------
Earnings per share:
  Net income (loss) per share-basic                  $   (16.31)        23.36
                                                      =========     =========
  Net income (loss) per share-diluted                $   (15.74)        22.65
                                                      =========     =========


See accompanying notes to condensed consolidated financial statements.

                      ACAP CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)


                                                         1999         1998
                                                         ----         ----

Cash flows from operating activities:
  Net income from operations                            $907,905     641,869
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization                        349,248     113,357
    Net realized investment gains on investments        (871,367)   (106,353)
    Deferred federal income tax benefit                 (333,369)   (176,346)
    Decrease in reinsurance receivables                2,216,359   1,147,742
    Increase in accrued investment income               (173,568)    (93,810)
    Increase in accounts receivable                     (103,984)    (72,769)
    Increase (decrease) in other assets                 (867,053)    306,017
    Decrease in future policy benefit liability       (1,170,246) (1,119,068)
    Decrease in contract claim liability              (1,219,752)    (44,180)
    Decrease in other policyholders' funds
     liability                                          (550,939)    (57,602)
    Increase (decrease) in other liabilities             431,571    (610,735)
                                                      ----------  ----------
---------
Net cash provided by (used by) operating
  activities                                          (1,385,195)    (71,878)
                                                       ----------  ----------
Cash flows from investing activities:
  Proceeds from sales of investments
    available for sale and principal
    repayments on mortgage loans                       2,855,109   7,944,285
  Purchases of investments available for sale         (4,384,917) (6,625,855)
  Net decrease in policy loans                            95,527     315,754
  Net increase in short-term investments              (3,920,187)   (228,153)
  Purchase of property and equipment                    (505,271)   (248,335)
  Proceeds from assumption agreement                   2,306,481           0
                                                      ----------  ----------
Net cash provided by (used in) investing
  activities                                          (3,553,258)  1,157,696
                                                      ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of note payable               1,500,000           0
  Principal payments on note payable                    (687,500)   (187,500)
  Principal payments on notes receivable               4,437,313           0
  Deposits on policy contracts                         1,213,334     870,700
  Withdrawals from policy contracts                   (1,345,306) (1,636,247)
  Preferred dividends paid                              (136,439)   (145,689)
  Treasury stock purchases                                (5,280)    (48,960)
                                                      ----------  ----------
Net cash provided by (used in) financing
  activities                                           4,976,122  (1,147,696)
                                                      ----------  ----------
Net increase (decrease) in cash                           37,669     (61,878)
Cash at beginning of year                                120,332      97,714
                                                      ----------  ----------
Cash at end of period                                $   158,001      35,836
                                                      ==========  ==========
See accompanying notes to condensed consolidated financial statements.

                     ACAP CORPORATION AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1999 and the condensed consolidated statements of operations and cash flows for the nine month periods ended September 30, 1999 and 1998, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report to Stockholders. The results of operations for the nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

3.   EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income (less dividends paid on preferred stock of $136,439 and $145,689 for the nine months ended September 30, 1999 and 1998, respectively) by the weighted average common shares outstanding (7,236 at September 30, 1999 and 7,354 at September 30, 1998).

Earnings per common share on a diluted basis is computed by dividing net income (less dividends paid on preferred stock of $136,439 and $145,689 for the nine months ended September 30, 1999 and 1998, respectively, and less the income statement effect of stock options as if exercised of $58,976 and $58,976 for September 30, 1999 and 1998, respectively) by the weighted average common shares outstanding as if such stock options were exercised (7,496 at September 30, 1999 and 7,358 at September 30, 1998).

4.   STOCKHOLDERS' EQUITY

During the nine months ended September 30, 1999, stockholders' equity changed for the following items: Decrease in net unrealized investment gains of $1,396,996; net income of $907,905; cash dividends paid on preferred stock of $136,439 and a net increase in treasury stock of $5,280.

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

In January, 1999, it was discovered that Statesman's claim liabilities were significantly understated. The liability understatement exceeded the amount of the Sellers' debentures.
Given the mutual mistake of fact upon which the stock purchase, the surplus debenture purchase and the Department's approval of same were based, Texas Imperial, the Sellers, and Statesman agreed to rescind the purchase of the stock and the surplus debenture.
However, the rescission required the approval of the Department.
The Department did not grant its approval. As a result, Texas
Imperial determined that the $800,000 Statesman surplus debenture was uncollectible and recorded the realized investment loss on the debenture in 1998 and wrote off its investment in Statesman of $100. Statesman was placed in receivership by the District Court of Travis County, Texas 250th Judicial District (the "Court") on June 10, 1999.

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

7.   SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $280,000 and $210,129 for federal income taxes were made for the nine months ended September 30, 1999 and 1998, respectively.

Cash payments of $58,038 and $54,032 for interest expense were made during the nine months ended September 30, 1999 and 1998, respectively.

The following reflects assets acquired and liabilities assumed relative to the assumption agreement for the policies of Statesman, the consideration received for such assumption and the net cash flow relative to such assumption on May 31, 1999:

Assets acquired                            $ 10,893,429
Liabilities assumed                         (10,093,429)
                                           ------------
Gain from assumption                      $     800,000
                                           ============
Net cash from assumption:
Cash acquired                             $   1,506,481
Gain from assumption                            800,000
                                           ------------
Net cash provided from assumption         $   2,306,481
                                           ============

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

Assets transferred                         $(39,580,339)
Liabilities transferred                      53,080,339
                                            -----------
Net transferred                            $ 13,500,000
                                            ===========

Ceding commission received                 $ 13,500,000
                                            ===========

Net cash from coinsurance:
Cash paid                                   (38,984,762)
Cash received from coinsurance               13,500,000
                                           ------------
Net cash provided from coinsurance         $(25,484,762)
                                            ===========

Net proceeds from coinsurance agreements   $          0
                                            ===========

8.   NOTE PAYABLE

On March 31, 1999, the Company repaid the $500,000 balance on its note from Central National Bank ("CNB") by borrowing $1,500,000 from CNB. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of September 30, 1999.

9.   NOTES RECEIVABLE

In connection with the Statesman Transaction, seven promissory notes totaling $8,525,608 were issued by four different state guaranty associations. The interest rate on the notes is fixed at 5.3%. The first payment of principal of $4,437,313 along with accrued interest of approximately $113,000 was paid September 18, 1999. There are no other scheduled payments until maturity at December 2, 2002 when the balance of $4,088,295 and all accrued and unpaid interest is due.

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

In January, 1999, it was discovered that Statesman's claim liabilities were significantly understated. The liability understatement exceeded the amount of the Sellers' debentures. Given the mutual mistake of fact upon which the stock purchase, the surplus debenture purchase and the Department's approval of same were based, Texas Imperial, the Sellers, and Statesman agreed to rescind the purchase of the stock and the surplus debenture. However, the rescission required the approval of the Department. The Department did not grant its approval. As a result, Texas Imperial determined that the $800,000 Statesman surplus debenture was uncollectible and recorded the realized investment loss on the debenture in 1998 and wrote off its investment in Statesman of $100. Statesman was placed in receivership by the District Court of Travis County, Texas 250th Judicial District (the "Court") on June 10, 1999.

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

RESULTS OF OPERATIONS

Premiums and other considerations were 278% higher during the nine months ended September 30, 1999 in comparison to the comparable period in 1998. Premiums and other considerations were 470% higher during the three months ended September 30, 1999 in comparison to the comparable period in 1998. The increase in premiums during 1999 is attributable to the policies acquired from Statesman. As described above under "Statesman Transaction," effective October
31, 1998, the Company acquired certain Medicare supplement policies issued by Statesman and, effective May 31, 1999, acquired the balance of Statesman's Medicare supplement policies as well as certain other life and hospital indemnity health insurance policies.

Realized investment gains during the nine months ended September 30, 1999 include $800,000 in gains recognized during the second quarter of 1999 related to the Liquidation Plan described above under "Statesman Transaction." Pursuant to the Liquidation Plan, the Company received an amount equal to the $800,000 the Company had loaned to Statesman and written-off during 1998.

The Company receives an expense allowance for administering certain blocks of reinsured policies. The expense allowance for the nine months ended September 30, 1999 was 14% lower than the expense allowance for the comparable period in 1998. The expense allowance for the three months ended September 30, 1999 was 8% lower than the expense allowance for the comparable period in 1998. The decrease in the expense allowance during 1999 is due to attrition in the reinsured policies.

Primarily as a result of the above factors, total revenue was 74%
higher during the nine months ended September 30, 1999 and 134% higher during the three months ended September 30, 1999 in comparison to the comparable period in 1998.

Policy benefits were 77% of total premiums and other considerations during the nine months ended September 30, 1999 in comparison to 102% of total premiums and other considerations during the comparable period in 1998. Policy benefits were 83% of total premiums and other considerations during the three months ended September 30, 1999 in comparison to 104% of total premiums and other considerations during the comparable period in 1998. The lower benefit to premium ratio during 1999 is largely attributable to the Medicare supplement business acquired from Statesman, which had a lower benefit to premium ratio than the balance of the Company's business.

Total expenses (i.e., total benefits and expenses less policy benefits) were approximately $1.7 million higher during the nine months ended September 30, 1999 in comparison to the comparable period in 1998. Total expenses were approximately $1.2 million higher during the three months ended September 30, 1999 in comparison to the comparable period in 1998.

A large portion of the increase in total expenses relates to the customary expenses associated with the acquisition of the policies from Statesman. Approximately $1 million of the increased expenses for the nine months ended September 30, 1999 and approximately $600,000 of the increased expenses for the three months ended September 30, 1999 are attributable to commissions on the business acquired from Statesman. Beginning June 1, 1999, general expenses include the costs associated with administering the business acquired from Statesman. General expenses for 1999 also include expenses associated with moving personnel and records from Statesman's offices to the Company's offices.

The Company currently operates on three policy administration systems. The Company plans to convert from two of the current systems onto the IBM system acquired as a part of the Statesman Transaction discussed above. Once the conversions are completed, the Company expects to experience lower unit costs as a result of enhanced capabilities of the IBM system and the efficiencies resulting from being on a single system. To accomplish the conversions, the Company added programming and conversion resources during 1999. The conversion process is expected to take approximately two years.

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

The Company used two general ledger and accounts payable systems. One of the systems is no longer supported by the vendor who developed the system. The Company's assessment of that system found that extensive modifications were needed to make the system Year 2000 compliant. The other general ledger/accounts payable system is currently supported by the vendor. The version of that system in production at the Company is not Year 2000 compliant. While the Company had originally planned on installing an updated version of the vendor's system that is Year 2000 compliant, during the third quarter of 1999 the Company decided to convert to a general ledger/accounts payable system provided by a different vendor. The Company licensed the new system in August 1999. The Company installed the new general ledger/accounts payable system and converted to exclusive use of that system for general ledger and accounts payable functions effective November 1, 1999.

The system used for claims processing of the Medicare supplement policies acquired from Statesman is not Year 2000 compliant. During July 1999, the Company licensed a vendor-supplied claims processing system. The Company began on installing the new claims system in August, 1999, and plans to begin processing all health claims on that system by December 1, 1999. The Company is currently in parallel testing with the new claims system.

As assessment of the Company's operating equipment determined that certain of the Company's personal computers needed to be replaced prior to January 1, 2000. Those personal computers have now been replaced.

Until the third quarter of 1999, the Company used existing internal resources to remediate the systems that are not Year 2000 compliant, and the costs thus incurred had not been significant. During the third quarter of 1999, the Company used programming consultants to assist in the Year 2000 efforts. The Company incurred approximately $35,000 in Year 2000 related expenses during the third quarter of 1999. The cost of replacement of the general ledger, accounts payable, and health claims systems was approximately $225,000. The cost of replacing certain of the Company's personal computers that are not Year 2000 compliant was approximately $15,000. Year 2000 related costs for the remainder of 1999 are estimated to be approximately $80,000.

Management of the Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would not be able to use the system that pays Medicare supplement claims.

The Company has developed contingency plans for critical applications. These contingency plans involve, among other actions, manual workarounds and adjusting staffing strategies.

LIQUIDITY AND CAPITAL RESOURCES

Primarily due to an increase in market interest rates during 1999, as of September 30, 1999, the Company reported net unrealized investment losses of $182,208 in comparison to net unrealized investment gains of $1,214,785 at December 31, 1998. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.

On March 31, 1999, the Company repaid the $500,000 balance on its note from Central National Bank ("CNB") by borrowing $1,500,000 from CNB. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of September 30, 1999.

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


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 5, 1999, a civil action (the "Action") was filed by Martin
L. Skeen and William F. Skeen ("Plaintiffs") in the Court of Chancery of the State of Delaware (the "Court") against Acap and Acap's directors ("Defendants"). The Plaintiffs asked the Court
(1) to direct the Defendants to pay Acap the $800,000 lost as a result of the write-off of the surplus debenture purchased from Statesman in connection with the Statesman Transaction, (2) to direct the Defendants to account for all of the transactions related to the Statesman Transaction, (3) to require a new election of directors after full disclosure with respect to the Statesman Transaction, and (4) to award such other damages and relief as may be appropriate, including the costs of the Action. Plaintiffs also questioned the compensation of the Company's President in respect to the employee benefit "Split-Dollar" insurance arrangement. The Action was filed without advance demand or notification to the Defendants.

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

ITEM 6.   EXHIBITS

Exhibit 27     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ACAP CORPORATION
                                 (Registrant)

Date:  November 11, 1999         By: \s\William F. Guest
                                     ---------------------------
                                      William F. Guest, President

Date:   November 11, 1999        By: \s\John D. Cornett
                                     ---------------------------
                                      John D. Cornett, Treasurer
                                     (Principal Accounting Officer)