Form 10KSB
period 1999-12-31
ACAP CORP
filed 2000-03-30
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             Form 10-KSB
 (Mark One)
[x]  ANNUAL REPORT under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended:      December 31, 1999
[ ]  TRANSITION REPORT under Section 13 or 15(d) of the
Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 x   Yes     No.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Revenues for the issuer for its most recent fiscal year were $17,483,590.

As of March 28, 2000, 7,224 shares of the registrant's Common Stock, excluding shares held in treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant on such date, based on the average of the closing bid and asked prices for such shares on such date, was $2,242,500.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part II, Items 5 - 7 of Form 10-KSB is incorporated by reference from the registrant's 1999 Annual Report to Stockholders. The information required by Part III, Items 9 - 12 of Form 10-KSB is incorporated by reference from the registrant's definitive information statement to be furnished in connection with the Annual Meeting of Stockholders to be held on or about May 8, 2000.

The Exhibit Index, Part IV, Item 13, is located on page 8 of this
Form 10-KSB.
This Form 10-KSB contains a total of 48 pages including any exhibits.

Transitional Small Business Disclosure Format (check one):
        Yes    x   No
PART I

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

Acap primarily engages in the acquisition and servicing of existing blocks of insurance policies. Since September 1994, the Company has marketed a small volume of final expense insurance and prearranged funeral service contracts. Starting May 1999, the Company began marketing Medicare supplement policies.
Through its life insurance subsidiaries, Acap maintains individual Medicare supplement health policies and a broad portfolio of individual life insurance policies and annuity contracts.

Fortune National Corporation ("Fortune Corp"), a Pennsylvania corporation, acquired a majority interest in American Capitol in 1984. In the 1985 reorganization that resulted in American Capitol becoming a wholly owned subsidiary of Acap, Fortune Corp's majority interest in American Capitol was exchanged for an equivalent interest in Acap. Fortune Corp was liquidated during 1996, leaving Fortune Corp's majority stockholder, InsCap Corporation ("InsCap"), a Delaware corporation, with the controlling interest in Acap, approximately 46% at December 31, 1999.

Acquisition Strategy

Acap's strategy for achieving growth and profits is based upon the acquisition of blocks of existing insurance policies through the direct purchase of such blocks or indirectly through the acquisition of life insurance companies. By acquiring blocks of insurance directly or through the purchase of other life insurance companies, Acap hopes to add "new" policies to its books more economically than through marketing.

Generally, insurance companies can acquire policies in two ways; either by "purchasing" them policy-by-policy through marketing, or by buying an existing block of policies. Purchasing an existing block of business has the advantage that the policies have an established "history." That is, an existing block will have an established pattern of mortality and lapse experience. Also, the company selling the block of existing policies has already absorbed the risks involved in marketing the insurance products. In purchasing an existing block of policies, Acap's strategy is to set the purchase price at the sum of the expected future profits of the block of policies discounted at a rate of return in excess of Acap's cost of funds. Acap then attempts to improve upon the rate of return by maintaining the acquired policies at a lower per policy cost than was used in the pricing assumptions and by realizing a higher investment yield on the acquired assets than was used in the pricing assumptions.

It also should be noted that the acquisition strategy has certain risks and disadvantages. Since the marketing of insurance products generally involves greater risks than acquiring existing blocks of insurance, the profit margins available through marketing may be greater than the margins available with respect to an acquired block of insurance. Also, there are relatively few companies or blocks of business meeting Acap's acquisition criteria that become available for purchase each year. Acap's acquisition strategy requires Acap to maintain the personnel, computer systems and physical properties necessary to accommodate large growth phases without the guarantee that such growth will occur.

Acquisitions to Date

Acap (i.e., its predecessor, American Capitol) switched from a traditional marketing strategy to the current acquisition strategy in 1984 in connection with the change in control and associated change in management resulting from Fortune Corp's purchase of a majority of the outstanding common stock. Since 1984, Acap has acquired six companies and five blocks of business. Primarily as a result of this acquisition activity, Acap's assets grew from approximately $64 million at December 31, 1984 to approximately $161 million at December 31, 1999.

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

Flexible premium annuity contracts permit the annuitant to make deposits as the annuitant chooses, and allow the annuitant to make withdrawals at his or her option, subject to deduction of applicable surrender charges. The annuity balance earns interest on a tax-deferred basis at a rate that Acap may change annually.

Medicare supplement policies are health insurance policies that cover specified benefits that are not covered by Medicare. Premium rates may be changed on the policies within a state with the advance approval of regulatory officials of that state.

From mid-1985 until September 1994, the Company relied exclusively on its acquisition strategy and did not actively market new business. Since September 1994, the Company has marketed a small volume of final expense insurance and prearranged funeral service contracts in the State of Texas. These policies are primarily written through independent funeral homes. Starting May 1999, the Company began marketing Medicare supplement health insurance policies through independent brokers in the States of Texas, Oklahoma, and Louisiana.

No single customer accounts for a meaningful percentage of the Company's business in force or sales.

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

Regulation

The insurance subsidiaries of the Company are subject to regulation by the supervisory insurance agency of each state or other jurisdiction in which the insurance subsidiaries are licensed to do business. These supervisory agencies have broad administrative powers relating to the granting and revocation of licenses to transact business, the approval of policy forms, the approval of premium rates on Medicare supplement policies, the form and content of mandatory financial statements, capital, surplus, reserve requirements and the types of investments that may be made. The insurance subsidiaries are required to file detailed reports with each supervisory agency, and its books and records are subject to examination by each. In accordance with the insurance laws of the State of Texas (the insurance subsidiaries' state of domicile) and the rules and practices of the National Association of Insurance Commissioners (the "NAIC"), the insurance subsidiaries are examined periodically by examiners from Texas.

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

General

The Company does not hold any patents, trademarks, licenses, franchises or concessions in connection with its business, except for the insurance licenses of its insurance subsidiaries.

The Company expended no money on research and development during the past two years.

Employees

At December 31, 1999, Acap had a total of 105 employees, of which 98 are full time employees. None of these employees is covered by a collective bargaining agreement. Acap believes that it has excellent relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTIES.

The principal offices of the Company are located at 10555 Richmond Avenue, Houston, Texas 77042. The Company leases 30,634 square feet of office space. The lease runs through November 20, 2002. The Company has the option to extend the lease at then-current market rates for an additional five years. The Company's offices are suitable for the conduct of its business and the Company has an option to lease additional space in the same building to provide room for future growth.

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

The Company owns and services first mortgage loans with aggregate principal balances at December 31, 1999 of $1,027,790. The investment in mortgage loans was made primarily for income as opposed to capital gain. Residential mortgages represent 83% of the mortgage loan balances at December 31, 1999, with commercial mortgages constituting the balance. In addition to the real estate collateral, approximately $860,000 of the mortgage loans at December 31, 1999 are guaranteed by an individual that the Company has reason to believe has a net worth well in excess of the balance of the guaranteed loans. The Company's investment policy prohibits making new investments in mortgage loans without the prior approval of the Board of Directors. There are no plans to make any mortgage loan investments in the foreseeable future. If the Company were interested in making a mortgage loan investment, regulatory restrictions applicable to Texas life insurance companies would prohibit the life insurance subsidiaries from investing in mortgage loans on real estate outside of the United States, in other than first liens, or in any loan that exceeds 25% of the insurer's statutory capital and surplus.

ITEM 3.  LEGAL PROCEEDINGS.

On May 5, 1999, a civil action (the "Action") was filed by Martin
L. Skeen and William F. Skeen ("Plaintiffs") in the Court of Chancery of the State of Delaware (the "Court") against Acap and Acap's directors ("Defendants"). The facts and circumstances giving rise to the action are described below.

On December 16, 1998, Texas Imperial acquired (the "Statesman Transaction") the stock of Statesman National Life Insurance Company ("Statesman"). Statesman was owned by the brother of the majority shareholder of Acap, and, as a result, this qualified as a related party transaction. Texas Imperial issued a promissory note of $100 to the sellers of the Statesman stock ("Sellers"). At the time of the acquisition of the Statesman stock by Texas Imperial, Statesman had approximately $1.8 million in surplus debentures issued to the Sellers. The Sellers' debentures backed the Sellers' representations and warranties and were to be adjusted based upon the outcome of certain post-closing price adjustments. In connection with closing, Texas Imperial purchased an $800,000 surplus debenture from Statesman to bring Statesman's statutory equity to the level required by the Texas Department of Insurance (the "Department") as a condition of the Department's approval of Texas Imperial's acquisition of Statesman. In January 1999, it was discovered that Statesman's claim liabilities were significantly understated. The liability understatement exceeded the amount of the Sellers' debentures. Given the mutual mistake of fact upon which the stock purchase, the surplus debenture purchase, and the Department's approval of same, were based, Texas Imperial, the Sellers, and Statesman agreed to rescind the purchase of the stock and the surplus debenture. However, the rescission required the approval of the Department. The Department did not grant its approval. As a result, Texas Imperial determined that the $800,000 Statesman surplus debenture was uncollectible and recorded the realized investment loss on the debenture and wrote off its investment in Statesman of $100.

On June 10, 1999, the Court approved a Liquidation Plan Regarding the Insolvency and Liquidation of The Statesman National Life Insurance Company (the "Liquidation Plan") executed by American Capitol, Texas Imperial, Statesman, the Department and the National Organization of Life and Health Insurance Guaranty Associations. Pursuant to the Liquidation Plan, American Capitol and Texas Imperial assumed all life insurance policies issued by Statesman since September 30, 1998 as well as all of the Medicare supplement and hospital indemnity health insurance policies in force in Statesman. Participating guaranty associations funded the transaction with a combination of cash and promissory notes. In determining the funding amount, among other things, the Company received credit in an amount equal to the $800,000 surplus debenture Texas Imperial purchased from Statesman during 1998 and which Texas Imperial wrote off at December 31, 1998, and recorded it as a realized gain in 1999.

In the Action, the Plaintiffs asked the Court (1) to direct the Defendants to pay Acap the $800,000 lost as a result of the write-off of the surplus debenture purchased from Statesman in connection with the Statesman Transaction, (2) to direct the Defendants to account for all of the transactions related to the Statesman Transaction, (3) to require a new election of directors after full disclosure with respect to the Statesman Transaction, and (4) to award such other damages and relief as may be appropriate, including the costs of the Action. Plaintiffs also questioned the compensation of the Company's President in respect to the employee benefit "Split Dollar" insurance arrangement.
The Action was filed without advance demand or notification to the Defendants.

Although the Company believed that the claims by the Plaintiffs were without merit, the parties have reached a settlement agreement in principle providing for the parties to jointly petition the Court to enter an order (1) dismissing without prejudice all of Planitiffs' claims against all of the Defendants, and (2) to include in the order an agreement by Acap to have any related party transaction approved by a committee or board of directors consisting of a majority of outside directors. While Acap's board of directors from inception has always consisted of a majority of outside directors, which was the case at the time of the Statesman Transaction, Acap consented to have this agreement by Acap included in the Court's order. Acap also agreed to pay Plaintiffs' costs incurred in connection with the Action. The Company expects that the settlement agreement will be accepted by the Court and entered as its order.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter ended December 31, 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The required information regarding the market for the common equity of the Company and related stockholder matters is incorporated herein by reference from "Stockholder Information" on page 32 of Acap's 1999 Annual Report to Stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

Management's Discussion and Analysis of Financial Condition and
Results of Operations is incorporated herein by reference from "Management's Financial Analysis" on pages 3 - 8 of Acap's 1999
Annual Report to Stockholders.

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements and supplementary data are incorporated herein by reference from pages 9-31 of Acap's 1999 Annual Report to Stockholders.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

PART III

The information required by Items 9-12 is incorporated by reference from Acap's definitive information statement, which is to be filed pursuant to Regulation 14C.

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

 Exhibits             Description        Location or Incorporation
                                              by Reference

 3(a)(1)  Certificate of Incorporation of the     *Form 10 effective June 22,
          Registrant dated March 12, 1985         1986, pages 58-61

 3(a)(2)  Certificate of Amendment to the         *Form 10 effective June 22,
          Certificate of Incorporation of the     1986, pages 62-65
          Registrant dated October 25, 1985

 3(a)(3)  Certificate of Amendment to the         *Form 10K dated December 31,
          Certificate of Incorporation of the     1988, pages 51-53
          Registrant dated August 22, 1986

 3(a)(4)  Certificate of Amendment to the         *Form S4, Registration No. 33-
          Certificate of Incorporation of the     27874
          Registrant dated March 20, 1989

 3(a)(5)  Certificate of Amendment to the         *Form 10KSB dated December 31,
          Certificate of Incorporation of the     1994, pages 273- 276
          Registrant dated May 9, 1994

 3(b)(1)  Bylaws of the Registrant,as amended     *Form 10K dated December 31,
                                                  1988, pages 54-68

 3(b)(2)  Amendment to the Bylaws of the          *Form 10Q dated March 31,
          Registrant                              1990, page 11

4         Certificate of Designations of the      *Form 8K dated December 31,
          Preferred Stock of the Registrant       1986, pages 23-31

10(a)(1)  1997 American Capitol Insurance         *Form 10KSB dated
          Company Key Employee Incentive Stock    December 31, 1997,pages 11-19
          Option Plan

10(a)(2)  Form of Grant of Stock Option used      *Form 10KSB dated
          in 1997 American Capitol Insurance      December 31, 1997 pages 20-25
          Company Key Employee Incentive Stock
          Option Plan

10(b)(1) Employment Contract between American     *Form 10QSB dated March 31,
          Capitol Insurance Company and John      1997, pages 13-26
          D. Cornett

10(b)(2)  Stock Purchase Agreement between        *Form 10QSB dated March 31,
          American Capitol Insurance Company      1997, pages 27-36
          and John D. Cornett

10(c)     Disability Income Agreement between     *Form 10KSB dated
          American Capitol Insurance Company      December 31, 1997,pages 26-29
          and William F. Guest

10(d)(1)  Reinsurance Agreement between           *Form 10KSB dated
          American Capitol Insurance Company      December 31,1993, pages 10-66
          and Crown Life Insurance Company
          effective December 31, 1992, as
          amended

10(d)(2)  Amendment dated June 30,1996 to         *Form 10KSB dated
          the Reinsurance Agreement between       December 31, 1996,pages 48-50
          American Capitol Insurance Company
          and Crown Life Insurance Company

10(e)(1)  Reinsurance Agreement effective         *Form 10KSB dated
          February 2, 1995 between Oakley-        December 31, 1994,
          Metcalf Insurance Company and           pages 213-260
          Alabama Reassurance Company

10(e)(2)  Amendment dated January 1, 1996         *Form 10KSB dated
          to the Reinsurance Agreement between    December 31, 1996,
          Oakley-Metcalf Insurance Company        pages 69-71
          and Alabama Reassurance Company

10(e)(3)  Amendment dated December 31, 1996       *Form 10KSB dated
          to the Reinsurance Agreement between    December 31, 1996, page 72
          Texas Imperial Life Insurance
          Company and Alabama Reassurance
          Company

10(f)     Loan Agreement and related documents    *Form 10KSB dated
          between Acap Corporation and Central    December 31, 1994,
          National Bank                           pages 261-272

10(g)     Liquidation Plan Regarding the          *Form 10QSB dated June 30,
          Insolvency and Liquidation of The       1999, pages 18-209
          Statesman National Life Insurance
          Company

10(h)     Coinsurance Agreement dated             *Form 10KSB dated
          January 1, 1998 between Universal       December 31 1997,
          Life Insurance Company and American     pages 75-128
          Capitol Insurance Company

10(i)     Amendments Letter dated February 27,    *Form 10KSB dated
          1998 amending the Coinsurance           December 31, 1997,
          Agreement between Universal Life        pages 129-132
          Insurance Company and American
          Capitol Insurance Company

10(j)     Closing Memorandum and Amendments       *Form 10KSB dated
          to the Coinsurance Agreement            December 31, 1997,
          between Universal Life Insurance        pages 133-135
          Company and American Capitol
          Insurance Company

10(k)     Coinsurance Agreement dated             *Form 10KSB dated
          January 1, 1998 between Republic-       December 31, 1997,
          Vanguard Life Insurance Company and     pages 154-176
          American Capitol Insurance Company

10(l)     Lease Agreement dated November 21,      *Form 10KSB dated
          1997 between Realtycorp International   December 31, 1997,
          Group LC and American Capitol           pages 177-227
          Insurance Company

11        Statement re computation of per         *1999 Annual Report to
          share earnings                          Stockholders, page 16

13        1999 Annual Report to Stockholders      Pages 11-46

22        Subsidiaries of the Registrant          Page 47

27        Financial Data Schedule                 Page 48

 _______________________________________________________
* Exhibit is incorporated by reference to the listed document.

(b)Reports on Form 8-K:

No reports on Form 8-K were filed in the last quarter of the year ended December 31, 1999.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acap Corporation

Date:  March 28, 2000

By:


      /s/ William F. Guest
     ---------------------
      William F. Guest
      Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 28, 2000

By:


      /s/ William F. Guest                /s/ John D. Cornett
     --------------------------          ------------------------
     William F. Guest                    John D. Cornett
     Chairman of the Board, Director     Executive Vice President
        and President                         and Treasurer
     (Principal Executive Officer)      (Principal Financial and
                                              Accounting Officer)


     /s/ R. Wellington Daniels           /s/ C. Stratton Hill, Jr.
     ---------------------------         ---------------------------
     R. Wellington Daniels               C. Stratton Hill, Jr.
     Director                            Director


EXHIBIT 21


SUBSIDIARIES OF ACAP CORPORATION

Wholly owned subsidiary of Acap Corporation:

American Capitol Insurance Company (Texas)

Wholly owned subsidiaries of American Capitol Insurance Company:

Imperial Plan, Inc. (Texas)
Texas Imperial Life Insurance Company (Texas)