Form 10KSB
period 2000-03-31
ACAP CORP
filed 2000-05-12
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           Form 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                               OUTSTANDING MAY 8, 2000

  Common Stock, Par Value $.10                        7,224






This Form 10-QSB contains a total of 18 pages, including any exhibits.

                ACAP CORPORATION AND SUBSIDIARIES

                           FORM 10-QSB

                              INDEX


                                                        Page No.
Part I.       Financial Information:


     Item 1. Financial Statements

              Condensed Consolidated Balance
                Sheet - March 31, 2000 (Unaudited)          3

              Condensed Consolidated Statements of
                Operations - Three Months Ended
                March 31, 2000 and 1999 (Unaudited)         5

              Condensed Consolidated Statements of
                Cash Flows - Three Months Ended
                March 31, 2000 and 1999 (Unaudited)         6

              Notes to Condensed Consolidated
                Financial Statements (Unaudited)            7


     Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                 11


Part II.      Other Information:

     Item 1.  Legal Proceedings                            12

     Item 6. Exhibits                                      13

                PART I.  ITEM 1.  FINANCIAL INFORMATION

                   ACAP CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             MARCH 31, 2000
                              (UNAUDITED)

ASSETS

Investments:
  Fixed maturities available for sale                     $ 38,705,388
  Mortgage loans                                             1,013,066
  Policy loans                                               6,287,190
  Short-term investments                                     1,769,001
                                                           -----------
     Total investments                                      47,774,645

Cash                                                             1,089

Accrued investment income                                      777,461

Reinsurance receivable                                     100,754,351

Notes receivable                                             4,088,295

Accounts receivable (less allowance
  for uncollectible accounts of $88,256)                       671,172

Deferred acquisition costs                                   1,705,948

Property and equipment
  (less accumulated depreciation of $638,789)                  864,074

Costs in excess of net assets of
  acquired business (less accumulated
  amortization of $1,491,371)                                1,182,407

Net deferred tax asset                                         199,195

Other assets                                                   869,703
                                                           -----------
                                                          $158,888,340
                                                           ===========




See accompanying notes to condensed consolidated financial statements.

                                                      continued . .  .

LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Policy liabilities:
    Future policy benefits                                $137,981,413
    Contract claims                                          3,871,021
                                                           -----------
      Total policy liabilities                             141,852,434

Other policyholders' funds                                   2,300,247

Deferred gain on reinsurance                                 2,170,391

Deferred gain on sale of real estate                           277,611

Note payable                                                 1,250,000

Other liabilities                                            4,363,681
                                                           -----------
    Total liabilities                                      152,214,364
                                                           -----------

Stockholders' equity:
  Series A preferred stock, par value $.10 per share,
  authorized, issued and outstanding 74,000 shares
  (involuntary liquidation value $2,035,000)                 1,850,000

  Common stock, par value $.10 per share,
    authorized 10,000 shares, issued 8,759 shares                  876

  Additional paid-in capital                                 6,259,589

  Accumulated deficit                                         (307,191)

  Treasury stock, at cost, 1,533 shares                       (507,362)

  Accumulated other comprehensive loss-net unrealized
    losses, net of taxes of $409,751                          (621,936)
                                                           -----------
    Total stockholders' equity                               6,673,976
                                                           -----------

                                                          $158,888,340
                                                           ===========



See accompanying notes to condensed consolidated financial statements.

                   ACAP CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                              (UNAUDITED)


                                                       2000          1999
                                                       ----          ----
Revenues:
  Premiums and other considerations               $3,794,809      1,085,315

  Net investment income                              549,165        482,062

  Net realized investment gains                          306             -0-

  Reinsurance expense allowance                      978,414      1,106,602

  Amortization of deferred gain                       70,328         60,187

  Other income                                        77,681          8,444
                                                   ---------      ---------
    Total revenues                                 5,470,703      2,742,610
                                                   ---------      ---------
Benefits and expenses:
  Policy benefits                                  2,738,001        993,648

  Commissions and general expenses                 2,536,957      1,292,811

  Interest expense                                    28,671          8,846

  Amortization of deferred acquisition costs          64,010         83,635

  Amortization of costs in excess of net
    assets of acquired business                       59,916         59,916
                                                   ---------      ---------
    Total benefits and expenses                    5,427,555      2,438,856
                                                   ---------      ---------
Income  before  federal income tax expense
    (benefit)                                         43,148        303,754

Federal income tax expense (benefit):
    Current                                           40,494         71,164
    Deferred                                         (10,312)       (23,965)
                                                   ---------      ---------
Net  income                                       $   12,966        256,555
                                                   ---------      ---------
Other comprehensive loss:
  Net unrealized holding losses arising
  during period, net of tax of $10,881 in 2000
  and $24,182 in 1999                                (32,066)     (635,529)
                                                   ---------     ---------

Comprehensive loss                                $  (19,100)     (378,974)
                                                   ---------     ---------
Earnings (loss) per share:
  Net income (loss) per share-basic               $    (4.77)        29.05
                                                   =========     =========
  Net income (loss) per share-diluted             $    (4.77)        28.04
                                                   =========     =========

See accompanying notes to condensed consolidated financial statements.

                   ACAP CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                              (UNAUDITED)


                                                             2000      1999
                                                             ----      ----
Cash flows from operating activities:
  Net income from operations                           $    12,966    256,555
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
    Depreciation and amortization                          107,202     97,671
    Net realized investment gains on investments              (306)       -0-
    Deferred federal income tax benefit                    (10,312)   (23,965)
    Decrease in reinsurance receivables                  1,119,173    751,436
    Increase in accrued investment income                 (144,641)  (134,479)
    Decrease (increase) in accounts receivable             (36,369)   248,252
    Increase in other assets                            (1,211,787)(1,024,533)
    Decrease in future policy benefit liability         (2,364,299)  (264,907)
    Decrease (increase) in contract claim liability       (294,334)    70,195
    Increase in other policyholders' funds liability        97,580     33,139
    Increase in other liabilities                          715,262    218,072
                                                        ---------- ----------
Net cash provided by (used by) operating activities     (2,009,865)   227,436
                                                        ---------- ----------

Cash flows from investing activities:
  Proceeds from sales of investments available for sale
    and principal repayments on mortgage loans             815,495    754,678
  Purchases of investments available for sale           (1,386,606)(1,324,755)
  Net decrease (increase) in policy loans                   76,053    (39,071)
  Net decrease (increase) in short-term investments      2,745,274   (430,320)
  Purchase of property and equipment                       (45,408)   (31,459)
                                                        ---------- ----------
Net  cash  provided by (used in) investing activities    2,204,808 (1,070,927)
                                                        ---------- ----------

Cash flows from financing activities:
  Proceeds from issuance of note payable                        -0- 1,500,000
  Principal payments on note payable                       (62,500)  (562,500)
  Deposits on policy contracts                             270,961    321,757
  Withdrawals from policy contracts                       (482,089)  (362,947)
  Preferred dividends paid                                 (47,406)   (46,250)
  Treasury stock purchases                                      -0-      (480)
                                                        ---------- ----------
Net  cash  provided by (used in) financing activities     (321,034)   849,580
                                                        ---------- ----------

Net increase (decrease) in cash                           (126,091)     6,089
Cash at beginning of year                                  127,180    120,332
                                                        ---------- ----------
Cash at end of period                                  $     1,089    126,421
                                                        ========== ==========

See accompanying notes to condensed consolidated financial statements.

                   ACAP CORPORATION AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The  condensed  consolidated balance sheet as of March 31,  2000  and  the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested
that  these  condensed  consolidated  financial  statements  be  read   in
conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Form 10KSB. The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

2.   ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to stockholders. The provisions of SFAS No. 131 did not have an impact on the company in 1998 since the company did not have different operating segments. The Company acquired a material block of health business during 1999, and accordingly, the Company began disclosing information about different operating segments in 1999.

3.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income (less dividends paid on preferred stock of $47,406 and $46,250 for the three months ended March 31, 2000 and 1999 respectively) by the weighted average common shares outstanding (7,224 at March 31, 2000 and 7,240 at March 31, 1999).

Earnings (loss) per common share on a diluted basis is computed by dividing net income (less dividends paid on preferred stock of $47,406 and $46,250 for the three months ended March 31, 2000 and 1999, respectively by the weighted average common shares outstanding as if stock options were exercised (7,224 at March 31, 2000 and 7,500 at March 31, 1999).

4.   STOCKHOLDERS' EQUITY

During the three months ended March 31, 2000, stockholders' equity changed for the following items: Decrease in net unrealized investment gains of $32,066; net income of $12,966; cash dividends paid on preferred stock of $47,406.

5.  STATESMAN TRANSACTION

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

6.   SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $280,000 and $-0- for federal income taxes were made for the three months ended March 31, 2000 and 1999, respectively.

Cash payments of $28,332 and $19,913 for interest expense were made during the three months ended March 31, 2000 and 1999, respectively.

The following reflects assets acquired and liabilities assumed relative to the assumption agreement for the policies of Statesman, the consideration received for such assumption and the net cash flow relative to such assumption on May 31, 1999:

        Assets acquired                                   $ 10,893,429
        Liabilities assumed                                (10,093,429)
        Credit received                                       (800,000)
        Gain from assumption                              $         -0-
                                                           ===========

        Net cash from assumption:
        Cash acquired                                     $  1,510,314
        Credit received                                        800,000
        Gain from assumption                                       -0-
                                                           -----------
        Net cash provided from assumption                 $  2,310,314
                                                           ===========

7.   NOTE PAYABLE

On March 31, 1999, the Company repaid the $500,000 balance on its note from Central National Bank ("CNB") by borrowing $1,500,000 from CNB. The balance of the proceeds from the new loan was used to pruchase a surplus debenture from American Capitol. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of March 31, 2000.

8.   NOTES RECEIVABLE

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

                     ACAP CORPORATION AND SUBSIDIARIES

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Life Segment

Life premiums and other considerations were 24% higher during the three months ended March 31, 2000 in comparison to the comparable period in
1999. Effective May 31, 1999, the Company acquired certain blocks of business originally issued by Statesman National Life Insurance Company from participating guaranty associations represented by the National Organization of Life & Health Guaranty Associations (the "Statesman Transaction"). While the business so acquired was primarily Medicare supplement health insurance business, a portion of the acquired business was life insurance business. Whereas life premiums for the first quarter of 2000 include premiums on the life business acquired through the Statesman Transaction, life premiums for the first quarter of 1999 do not.

The Company receives an expense allowance for administering certain blocks of reinsured life insurance policies. The expense allowance for the three months ended March 31, 2000 was 12% lower than the expense allowance for the comparable period in 1999. The decrease in the expense allowance during 2000 is due to attrition of the reinsured policies.

Primarily as a result of the above factors, total life segment revenue was 3% higher during the three months ended March 31, 2000 in comparison to the comparable period in 1999.

Life segment policy benefits were 82% of total premiums and other considerations during the three months ended March 31, 2000 in comparison to 100% of total premiums and other considerations during the comparable period in 1999. The Company experienced improved mortality results during the first quarter of 2000 in comparison to the first quarter of 1999.

Total life segment expenses (i.e., total benefits and expenses less policy benefits) were 26% higher during the three months ended March 31, 2000 in comparison to the comparable period in 1999. The Company currently operates on three policy administration systems. The Company plans to convert from two of the current systems onto the remaining system. Once the conversions are completed, the Company expects to experience lower unit costs as a result of enhanced capabilities of the system and the efficiencies resulting from being on a single system. To accomplish the conversions, the Company added programming and conversion resources during the latter part of 1999. The conversion process is expected to take approximately two years.

Primarily as a result of the increased level of general expenses, life segment income before income taxes was $28,991 for the three months ended March 31, 2000 in comparison to $325,912 for the comparable period in 1999.

     Health Segment

Total health segment revenue increased 471% during the three months ended March 31, 2000 in comparison to the comparable period in 1999. The increase resulted primarily from the Medicare supplement health insurance and hospital indemnity health insurance business acquired in connection with the Statesman Transaction. Also, the Company began marketing Medicare supplement health insurance in May 1999.

Total health segment policy benefits were 68% of total health segment revenue during the three months ended March 31, 2000 in comparison to 80% of total health segment revenue during the comparable period in 1999. The lower benefit to revenue ratio is attributable to the Medicare supplement health insurance and hospital indemnity health insurance business acquired in connection with the Statesman Transaction and the Medicare supplement health insurance newly marketed since May 1999.

Total health segment expenses (i.e., total benefits and expenses less policy benefits) were 32% of total health segment revenue during the three months ended March 31, 2000 in comparison to 24% of total health segment revenue during the comparable period in 1999. The health insurance business acquired through the Statesman Transaction and the Medicare supplement health insurance newly marketed since May 1999 has a higher commission rate than the business that was in force during the first quarter of 1999.

Health segment income before income taxes was $14,157 for the three months ended March 31, 2000 in comparison to a loss before income taxes of $22,158 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Primarily  due  to an increase in market interest rates during  the  three months ended March 31, 2000, the Company reported net unrealized investment losses that were $32,066 larger than they had been at December 31, 1999. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.

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


                        PART II.  OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS


On May 5, 1999, a civil action (the "Action") was filed by Martin L. Skeen and William F. Skeen ("Plaintiffs") in the court of Chancery of the State of Delaware (the "Court") against Acap and Acap's directors ("Defendants"). The Plaintiffs asked the Court (1) to direct the Defendants to pay Acap the $800,000 lost as a result of the write-off of the surplus debenture purchased from Statesman in connection with the Statesman Transaction, (2) to direct the Defendants to account for all of the transactions related to the Statesman Transaction, (3) to require a new election of directors after full disclosure with respect to the Statesman Transaction, and (4) to award such other damages and relief as may be appropriate, including the costs of the Action. Plaintiffs also questioned the compensation of Acap's President in respect to the employee benefit "Split Dollar" insurance arrangement. The action was filed without advance demand or notice to the Defendants.

Acap has consistently denied all of the allegations in the Plaintiff's Original Complaint and has maintained at all times that the claims by the Plaintiffs are without merit. As previously reported, through a transaction with the National Organization of Life and Health Guaranty Associations in June 1999, see "Statesman Transaction," Note 5 of the Financial Statements above), Acap, as a part of the transaction, received a credit in the amount of $800,000 which was equal to the amount of the surplus debenture that had been written off in 1998. To avoid the costs of further litigation, the parties reached a settlement agreement, which has been submitted to the court for approval. The agreement provides for (1) dismissing without prejudice all of the Plaintiff's claims against all of the Defendants, (2) including an agreement by Acap to have any related party transaction approved by a committee of outside directors, (3) allowing Plaintiffs access, if requested, to Acap's records to determine whether there will be or is likely to be any loss to Acap arising out of the events alleged in the Plaintiff's Original Complaint, (4) providing for Acap's shareholders to receive 30 days advance written notice of the terms of the settlement to allow for any objection, if any, prior to entry by the Court of the Final Order, and (5) providing that Acap agrees to pay Plaintiff's costs ($17,000) incurred in connection with the Action.

In addition, Acap and its subsidiaries are involved in various lawsuits and legal actions arising in the ordinary course of operations. Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on Acap's results of operations or financial position.


                            ITEM 6.   EXHIBITS

Exhibit 27     Financial Data Schedule


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ACAP CORPORATION
                                                     (Registrant)

Date:  May 10, 2000                      By:/s/William F. Guest, President
                                            ------------------------------

Date:  May 10, 2000                      By:/s/John D. Cornett, Treasurer
                                            ------------------------------
                                            (Principal Accounting Officer)