Form 10QSB
period 2000-06-30
ACAP CORP
filed 2000-08-14
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                                Form 10-QSB

(Mark One)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

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


          CLASS                         OUTSTANDING AUGUST 7, 2000

  Common Stock, Par Value $.10                     7,224







This Form 10-QSB contains a total of 14 pages, including any exhibits.


                    ACAP CORPORATION AND SUBSIDIARIES

                              FORM 10-QSB

                                   INDEX


                                                   Page No.
Part I.	Financial Information:


Item 1.	Financial Statements

     Condensed Consolidated Balance
     Sheet - June 30, 2000 (Unaudited)                 3

     Condensed Consolidated Statements of
     Operations - Six Months Ended
     June 30, 2000 and 1999 (Unaudited)                5

     Condensed Consolidated Statements of
     Operations - Three Months Ended
     June 30, 2000 and 1999 (Unaudited)                6

     Condensed Consolidated Statements of
     Cash Flows - Six Months Ended
     June 30, 2000 and 1999 (Unaudited)                7

     Notes to Condensed Consolidated
     Financial Statements (Unaudited)                  8


Item 2.	Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                  12


Part II.	Other Information:

     Item 1.   Legal Proceedings                      14

     Item 6.   Exhibits                               14



	PART I.  ITEM 1.  FINANCIAL INFORMATION

                      ACAP CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              JUNE 30, 2000
                               (UNAUDITED)

ASSETS

Investments:
     Fixed maturities available for sale                $ 39,395,457
     Mortgage loans                                          927,544
     Policy loans                                          6,264,865
     Short-term investments                                1,025,774
                                                         -----------
          Total investments                               47,613,640

Cash                                                          79,843

Accrued investment income                                    669,520

Reinsurance receivable                                    98,616,504

Notes receivable                                           4,088,295

Accounts receivable (less allowance
     for uncollectible accounts of $88,319)                  512,196

Deferred acquisition costs                                 1,640,724

Property and equipment
     (less accumulated depreciation of $686,027)             824,684

Costs in excess of net assets of acquired business
     (less accumulated amortization of $1,551,287)         1,122,489

Net deferred tax asset                                       439,732

Other assets                                               1,575,724
                                                         -----------
                                                        $157,183,351
                                                         ===========



See accompanying notes to condensed consolidated financial statements.

						continued . .  .



LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
     Policy liabilities:
          Future policy benefits                            $136,894,426
          Contract claims                                      4,205,385
                                                             -----------
               Total policy liabilities                      141,099,811

Other policyholders' funds                                     2,272,452

Deferred gain on reinsurance                                   2,129,870

Deferred gain on sale of real estate                             253,692

Note payable                                                   1,187,500

Other liabilities                                              3,855,694
                                                             -----------
     Total liabilities                                       150,799,019
                                                             ===========

Stockholders' equity:
     Series A preferred stock, par value $.10 per share,
     authorized, issued and outstanding 74,000 shares
     (involuntary liquidation value $2,035,000)                1,850,000

Common stock, par value $.10 per share,
authorized 10,000 shares, issued 8,759 shares                        876

Additional paid-in capital                                     6,259,589

Accumulated deficit                                             (600,287)

Treasury stock, at cost, 1,535 shares                           (507,842)

Accumulated other comprehensive loss-net unrealized
 losses, net of taxes of $410,899                               (618,004)
                                                             -----------
Total stockholders' equity                                     6,384,332
                                                             -----------
                                                            $157,183,351
                                                             ===========


See accompanying notes to condensed consolidated financial statements.





                         ACAP CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                    (UNAUDITED)

                                                          2000        1999
Revenues:
     Premiums and other considerations                $7,287,212   3,187,325

     Net investment income                             1,086,237     980,244

     Net realized investment gains                         1,718     799,976

     Reinsurance expense allowance                     1,934,055   2,161,073

     Amortization of deferred gain                       134,768     145,495

     Other income                                        171,298      49,959
                                                      ----------  ----------

          Total revenues                              10,615,288   7,324,072
                                                      ----------   ---------
Benefits and expenses:
     Policy benefits                                   5,963,996   2,240,042

     Commissions and general expenses                  4,736,420   3,583,108

     Interest expense                                     56,593      38,232

     Amortization of deferred acquisition costs          129,234     170,756

     Amortization of costs in excess of net
          assets of acquired business                    119,832     119,831
                                                      ----------   ---------
          Total benefits and expenses                 11,006,075   6,151,969
                                                      ----------   ---------

Income (loss) before federal income tax
     expense (benefit)                                  (390,787)  1,172,103

Federal income tax expense (benefit):
     Current                                               89,319    335,015
     Deferred                                            (249,701)  (143,635)
                                                       ----------   --------
Net income (loss)                                      $ (230,405)   980,723
                                                       ----------   --------

Other comprehensive loss:
     Net unrealized holding losses arising
     during period, net of tax of $12,029 in
     2000 and $588,791 in 1999                            (28,134)(1,140,845)
                                                       ---------- ----------
Comprehensive loss                                    $  (258,539)  (160,122)
                                                       ---------- ----------
Earnings (loss) per share:
Earnings (loss) per share-basic                       $   (45.34)     122.86
                                                       =========  ==========
Earnings (loss) per share-diluted                     $   (45.34)     110.73
                                                       =========  ==========

See accompanying notes to condensed consolidated financial statements.

                   ACAP CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                              (UNAUDITED)

                                                         2000          1999
Revenues:
     Premiums and other considerations                $3,492,403    2,102,010

     Net investment income                               537,072      498,182

     Net realized investment gains                         1,412      799,976

     Reinsurance expense allowance                       955,641    1,054,471

     Amortization of deferred gain                        64,440       85,308

     Other income                                         93,617       41,515
                                                       ---------   ----------
          Total revenues                               5,144,585    4,581,462
                                                       ---------   ----------

Benefits and expenses:
     Policy benefits                                   3,225,995    1,246,394

     Commissions and general expenses                  2,199,464    2,290,297

     Interest expense                                     27,922       29,386

     Amortization of deferred acquisition costs           65,224       87,121

     Amortization of costs in excess of net
          assets of acquired business                     59,915       59,915
                                                       ---------   ----------
          Total benefits and expenses                  5,578,520    3,713,113
                                                       ---------   ----------
Income (loss) before federal income tax
     expense (benefit)                                  (433,935)     868,349

Federal income tax expense (benefit):
     Current                                              48,825      220,900
     Deferred                                           (239,389)     (76,719)
                                                       ---------   ----------
Net income (loss)                                    $  (243,371)     724,168
                                                       ---------   ----------
Other comprehensive gain (loss):
     Net unrealized holding gain (loss)
     arising during period, net of tax of
     $1,148 in 2000 and $564,609 in 1999                  3,929     (505,316)
                                                       ---------  ----------
Comprehensive income (loss)                          $ (239,442)     218,852
                                                       ---------  ----------
Earnings (loss) per share:
Earnings (loss) per share-basic                      $   (40.57)       93.82
                                                       ==========  =========
Earnings (loss) per share-diluted                    $   (40.57)       90.57
                                                       ==========  =========


See accompanying notes to condensed consolidated financial statements.




                      ACAP CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                            2000      1999

Cash flows from operating activities:
     Net income (loss) from operations                $  (230,405)    980,723
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
          Depreciation and amortization                   216,971     184,942
          Net realized investment gains on investments     (1,718)   (799,976)
          Deferred federal income tax benefit            (249,701)   (143,635)
          Decrease in reinsurance receivables           2,585,848   2,552,053
          Increase in accrued investment income           (36,700)    (26,193)
          Decrease (increase) in accounts receivable      122,607     (82,358)
          Increase in other assets                     (1,246,636)   (864,699)
          Decrease in future policy benefit liability (3,244,112) (971,716) Increase (decrease) in contract claim
               liability                                   40,030  (1,134,038)
          Increase (decrease) in other policyholders'
               funds liability                             69,785    (493,299)
          Increase in other liabilities                   204,524   1,714,426
                                                        ---------  ----------
Net cash provided by (used by) operating activities    (1,769,507)    916,230

Cash flows from investing activities:
     Proceeds from sales of investments available
          for sale and principal repayments on
          mortgage loans                                2,215,298   1,635,485
     Purchases of investments available for sale       (3,385,844) (4,374,078)
     Net decrease in policy loans                          98,378      66,025
     Net decrease (increase) in short-term
          investments                                   3,488,501    (900,019)
     Purchase of property and equipment                   (53,256)   (125,514)
     Proceeds from assumption agreement                       -0-   2,306,481
                                                        ---------  ----------
Net cash provided by (used in) investing activities     2,363,077  (1,391,620)
                                                        ---------  ----------
Cash flows from financing activities:
     Proceeds from issuance of note payable                   -0-   1,500,000
     Principal payments on note payable                  (125,000)   (625,000)
     Deposits on policy contracts                         506,739     644,981
     Withdrawals from policy contracts                   (925,035)   (939,119)
     Preferred dividends paid                            (97,131)     (91,344)
     Treasury stock purchases                               (480)        (960)
                                                        --------   ----------
Net cash provided by (used in) financing activities     (640,907)     488,558

Net increase (decrease) in cash                          (47,337)      13,168
Cash at beginning of year                                127,180      120,332
Cash at end of period                                 $   79,843      133,500
                                                       =========   ==========

See accompanying notes to condensed consolidated financial statements.


                  ACAP CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2000 and the condensed consolidated statements of operations and cash flows for the six month periods ended June 30, 2000 and 1999, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Form 10KSB. The results of operations for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

2.   ACCOUNTING STANDARDS

In June, 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" (SFAS 137). SFAS 137 defers the effective date of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS 133) for one year. SFAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.
 The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company anticipates that the adoption of the provisions of SFAS 133 and SFAS 137 will not have a material impact on the results of operations, financial condition or cash flow.

3.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income
(loss) (less dividends paid on preferred stock of $97,131 and $91,344 for the six months ended June 30, 2000 and 1999, respectively) by the weighted average common shares outstanding (7,224 at June 30, 2000 and 7,239 at June 30, 1999).

Earnings per common share on a diluted basis is computed by dividing net income (less dividends paid on preferred stock of $91,344 for the six months ended June 30, 1999) by the weighted average common shares outstanding as if stock options were exercised (7,499 at June 30, 1999).
 Loss per share was not diluted for 2000.

4.	STOCKHOLDERS' EQUITY

During the six months ended June 30, 2000, stockholders' equity changed for the following items: Increase in net unrealized investment losses of $28,134; net loss of $230,405; cash dividends paid on preferred stock of $97,131;
and an increase in treasury stock of $480.


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

Cash payments of $187,665 and $105,000 for federal income taxes were made for the six months ended June 30, 2000 and 1999, respectively.

Cash payments of $27,923 and $29,601 for interest expense were made during the six months ended June 30, 2000 and 1999, respectively.

The following reflects assets acquired and liabilities assumed relative to the assumption agreement for the policies of Statesman, the consideration received for such assumption and the net cash flow relative to such assumption on June 1, 1999:

          Assets acquired                         $ 10,893,429
          Liabilities assumed                      (10,093,429)
          Credit received                             (800,000)
                                                   -----------
          Gain from assumption                    $        -0-
                                                   ===========
          Net cash from assumption:
          Cash acquired                           $  1,510,314
          Credit received                              800,000
          Gain from assumption                             -0-
                                                   -----------
          Net cash provided from assumption       $  2,310,314
                                                   ===========
7.	NOTE PAYABLE

On March 31, 1999, the Company repaid the $500,000 balance on its note from Central National Bank ("CNB") by borrowing $1,500,000 from CNB. The balance of the proceeds from the new loan was used to purchase a surplus debenture from American Capitol. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of June 30, 2000.

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

9. 	SEGMENT INFORMATION

The Company operates in two reportable segments: Life and Health.

Financial information by industry segment is summarized as follows:

                                                    Six Months Ended June 30
                                                         2000         1999
   Revenues:
   Life                                             $  4,152,775    4,453,609
   Health                                              6,462,513    2,870,463
                                                     -----------  -----------
   Revenues                                         $ 10,615,288    7,324,072
                                                     ===========  ===========

   Pretax Income (Loss) from Continuing Operations:
   Life                                             $   (137,102)     225,933
   Health                                               (253,685)     946,170
                                                     -----------  -----------
   Pretax Income (Loss) from Continuing Operations  $   (390,787)   1,172,103
                                                     ===========  ===========

   Identifiable Assets (as of December 31):
   Life                                             $150,163,552  157,219,198
   Health                                              7,019,799    9,395,302
                                                     -----------  -----------
   Identifiable Assets                              $157,183,351  166,614,500
                                                     ===========  ===========

Revenues include premiums, net investment income, realized investment gains and losses, policy and contract charges, and other income.


                   ACAP CORPORATION AND SUBSIDIARIES

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Life Segment

Life premiums and other considerations were 13% lower during the six months ended June 30, 2000 and were 42% lower during the three months ended June 30, 2000 in comparison to the comparable periods in 1999. Effective June 1, 1999, the Company acquired certain blocks of business originally issued by Statesman National Life Insurance Company from participating guaranty associations represented by the National Organization of Life & Health Guaranty Associations (the "Statesman Transaction"). While the business so acquired was primarily Medicare supplement health insurance business, a portion of the acquired business was life insurance business. As a result of entries related to the Statesman Transaction, life premiums recorded in June 1999 were significantly higher than normal.

The Company receives an expense allowance for administering certain blocks of reinsured life insurance policies. The expense allowance for the six months ended June 30, 2000 was 11% lower than the expense allowance for the comparable period in 1999. The expense allowance for the three months ended June 30, 2000 was 9% lower than the expense allowance for the comparable period in 1999. The decrease in the expense allowance during 2000 is due to attrition of the reinsured policies.

Primarily as a result of the above factors, total life segment revenue (excluding realized investment gains and losses) was 7% lower during the six months ended June 30, 2000 and 16% lower during the three months ended June 30, 2000 in comparison to the comparable periods in 1999.

Total life segment expenses (i.e., total benefits and expenses less policy benefits) were 3% lower during the six months ended June 30, 2000 and were 24% lower during the three months ended June 30, 2000 in comparison to the comparable periods in 1999. The decrease in expenses was largely attributable to lower commissions resulting from (1) the decreased level of premium income and (2) the termination of the obligation to pay a commission allowance on a reinsurance treaty.

The life segment reported a loss before income taxes and realized investment gains and losses of $138,820 for the six months ended June 30, 2000 in comparison to a gain of $225,957 for the comparable period in 1999. The life segment reported a loss before income taxes and realized investment gains and losses of $167,505 for the three months ended June 30, 2000 in comparison to a loss of $99,955 for the comparable period in 1999.

	Health Segment

Total health segment revenue (excluding realized investment gains) increased 212% during the six months ended June 30, 2000 and increased 114% during the three months ended June 30, 2000 in comparison to the comparable periods in 1999. The increase resulted primarily from the inclusion of the Medicare supplement health insurance and hospital indemnity health insurance business acquired in connection with the Statesman Transaction for all of 2000, whereas such business was included in 1999 starting with June. Also, the Company began marketing Medicare supplement health insurance in May 1999.

Realized investment gains for 1999 include $800,000 realized in June 1999 in connection with the Statesman Transaction. As a part of that transaction, the Company received credit in an amount equal to an $800,000 surplus debenture purchased from Statesman during 1998 that was written off at December 31, 1998.

Total health segment policy benefits increased 331% during the six months ended June 30, 2000 and increased 294% during the three months ended June 30, 2000 in comparison to the comparable periods in 1999. The increase resulted primarily from the inclusion of the Medicare supplement health insurance and hospital indemnity health insurance business acquired in connection with the Statesman Transaction for all of 2000, whereas such business was included in 1999 starting with June. Another factor in the increased level of benefits was the fact that the Company experienced significantly higher claims experience in the second quarter of 2000. Total health segment policy benefits were 72% of total health segment revenue (excluding realized investment gains) during the six months ended June 30, 2000 in comparison to 52% of total health segment revenue during the comparable period in 1999. Total health segment policy benefits were 77% of total health segment revenue (excluding realized investment gains) during the three months ended June 30, 2000 in comparison to 42% of total health segment revenue during the comparable period in 1999.

Total health segment policy expenses (i.e., total benefits and expenses less policy benefits) increased 144% during the six months ended June 30, 2000 and increased 44% during the three months ended June 30, 2000 in comparison to the comparable periods in 1999. The increase resulted primarily from the inclusion of the Medicare supplement health insurance and hospital indemnity health insurance business acquired in connection with the Statesman Transaction for all of 2000, whereas such business was included in 1999 starting with June. Total health segment policy expenses were 33% of total health premiums during the six months ended June 30, 2000 in comparison to 49% of total health premiums during the comparable period in 1999. Total health segment policy expense were 33% of total health premiums during the the three months ended June 30, 2000 in comparison to 43% of total health premiums during the comparable period in 1999. The primary reasons for the decrease is that the effective commission rate decreases as premium rate increases are institured on the health policies (commissions are not paid on rate increases.)

The health segment reported a loss before income taxes and realized investment gains and losses of $253,685 for the six months ended June 30, 2000 in comparison to a gain of $146,170 for the comparable period in 1999. The health segment reported a loss before income taxes and realized investment gains and losses of $267,842 for the three months ended June 30, 2000 in comparison to income of $168,328 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Primarily due to an increase in market interest rates during the six months ended June 30, 2000, the Company reported net unrealized investment losses that were $28,134 larger than they had been at December 31, 1999.

While cash flow from operation for the six months ended June 30, 2000 is negative, it is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.


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

Policy expenses were 33% of total health premiums during the six months ended June 30, 2000 in comparison to 49% of total health premiums during the comparable period in 1999. Total health segment policy expenses were 33% of total health premiums during the three months ended June 30, 2000 in comparison to 43% of total health premiums during the comparable period in 1999. The primary reason for the decrease is that the effective commission rate decreases as premium rate increases are instituted on the health policies (commissions are not paid on rate increases.)

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

Acap has consistently denied all of the allegations in the Plaintiff's Original Complaint and has maintained at all times that the claims by the Plaintiffs are without merit. As previously reported, through a transaction with the National Organization of Life and Health Guaranty Associations in June, 1999 (see "Statesman Transaction," Note 5 of the Financial Statements above), Acap, as a part of the transaction, received a credit in the amount of $800,000 which was equal to the amount of the surplus debenture that had been written off in 1998. To avoid the costs of further litigation, the parties reached a settlement agreement. The agreement provides for (1) dismissing without prejudice all of the Plaintiff's claims against all of the Defendants, (2) including an agreement by Acap to have any related party transaction approved by a committee of outside directors, (3) allowing Plaintiffs access, if requested, to Acap's records to determine whether there will be or is likely to be any loss to Acap arising out of the events alleged in the Plaintiff's Original Complaint, (4) providing for Acap's shareholders to receive 30 days advance written notice of the terms of the settlement to allow for any objection, if any, prior to entry by the Court of the Final Order, and (5) providing that Acap agrees to pay Plaintiff's costs ($17,000) incurred in connection with the Action. The Court approved the Final Order dismissing the claims on July 28, 2000.

In addition, Acap and its subsidiaries are involved in various lawsuits and legal actions arising in the ordinary course of operations.
Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on Acap's results of operations or financial position.


                              ITEM 6.   EXHIBITS


Exhibit 10.1	Cornett Loan Forgiveness Agreement

Exhibit 10.2	Cornett Employment Agreement

Exhibit 27	Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACAP CORPORATION
                                     (Registrant)

Date:  August 10, 2000             By: \s\ William F. Guest
                                        -------------------------------
                                        William F. Guest, President

Date:  August 10, 2000             By:\s\ John D. Cornett
                                        -------------------------------
                                        John D. Cornett, Treasurer
                                        (Principal Accounting Officer)