Form 10QSB
period 2000-09-30
ACAP CORP
filed 2000-11-14
CIK 792468

Form 10-QSB

(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
		EXCHANGE ACT 1934
For the quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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


              CLASS                      OUTSTANDING NOVEMBER 8, 2000

  Common Stock, Par Value $.10	                      7,224







This Form 10-QSB contains a total of 14 pages, including any exhibits.


	           ACAP CORPORATION AND SUBSIDIARIES

	                      FORM 10-QSB

	                         INDEX


	                                               Page No.
Part I.	Financial Information:


	Item 1.	Financial Statements

 	       Condensed Consolidated Balance
	        Sheet - September 30, 2000 (Unaudited)             3

 	       Condensed Consolidated Statements of
 	       Operations - Nine Months Ended
 	       September 30, 2000 and 1999 (Unaudited)             5

		Condensed Consolidated Statements of
		Operations - Three Months ended
		September 30, 2000 and 1999 (Unaudited)            6

		Condensed Consolidated Statements of
		Cash Flows - Nine Months Ended
		September 30, 2000 and 1999 (Unaudited)            7

		Notes to Condensed Consolidated
		Financial Statements (Unaudited)                   8


	Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations                                                12


Part II.	Other Information:


	Item 6.	Exhibits                                          14



	PART I.  ITEM 1.  FINANCIAL INFORMATION

	            ACAP CORPORATION AND SUBSIDIARIES
	          CONDENSED CONSOLIDATED BALANCE SHEET
	                  SEPTEMBER 30, 2000
	                      (UNAUDITED)

ASSETS

Investments:
  Fixed maturities available for sale                     $ 40,015,486
  Mortgage loans                                               914,845
  Policy loans                                               6,074,914
  Short-term investments                                       961,538
                                                            ----------
      Total investments	                                    47,966,783

Cash                                                            86,173

Accrued investment income                                      789,670

Reinsurance receivable                                      97,770,771

Notes receivable                                             4,088,295

Accounts receivable (less allowance
  for uncollectible accounts of $88,307)                       550,011

Deferred acquisition costs                                   1,575,005

Property and equipment
  (less accumulated depreciation of $741,361)                  781,303

Costs in excess of net assets of
  acquired business (less accumulated
  amortization of $1,611,203)                                1,062,571

Net deferred tax asset                                         421,349

Other assets                                                 1,631,837
                                                           -----------
	                                                  $156,723,768
                                                           ===========



See accompanying notes to condensed consolidated financial statements.

						continued. .  .



LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Policy liabilities:
    Future policy benefits                                $136,077,994
    Contract claims                                          4,076,535
                                                           -----------

       Total policy liabilities                            140,154,529

Other policyholders' funds                                   2,264,684

Deferred gain on reinsurance                                 2,092,865

Deferred gain on sale of real estate                           229,773

Note payable                                                 1,125,000

Other liabilities                                            4,452,664
                                                           -----------
    Total liabilities                                      150,319,515
                                                           -----------

Stockholders' equity:
Series A preferred stock, par value $.10 per share,
 authorized, issued and outstanding 74,000 shares
 (involuntary liquidation value $2,035,000)                 1,850,000

Common stock, par value $.10 per share,
  authorized 10,000 shares, issued 8,759 shares                   876

Additional paid-in capital                                  6,259,589

Accumulated deficit                                          (760,993)

Treasury stock, at cost, 1,535 shares                        (507,842)

Accumulated other comprehensive income-net unrealized
  losses, net of taxes of $225,318                           (437,377)
                                                          -----------

   Total stockholders' equity                               6,404,253
                                                          -----------

	                                                 $156,723,768
                                                          ===========



See accompanying notes to condensed consolidated financial statements.





                    ACAP CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999(UNAUDITED)

                                                      2000          1999
Revenues:
  Premiums and other considerations               $10,975,102    6,684,261

  Net investment income                             1,641,568    1,504,521

  Net realized investment gains (losses)               (8,019)     805,838

  Reinsurance expense allowance                     2,858,504    3,158,985

  Amortization of deferred gain on reinsurance        195,692      204,064

  Other income                                        297,938      203,268
                                                   ----------    ---------
    Total revenues                                 15,960,785   12,560,937
                                                   ----------   ----------
Benefits and expenses:
  Policy benefits                                   8,627,956    4,720,736

  Commissions and general expenses                  7,519,599    6,406,399

  Interest expense                                     84,831	    67,940

  Amortization of deferred acquisition costs          194,953	   248,272

  Amortization of costs in excess of net
    assets of acquired business                       179,745	   179,745
                                                   ----------  -----------
      Total benefits and expenses                  16,607,084   11,623,092
                                                   ----------  -----------

Income (loss) before federal income tax expense
  (benefit)                                          (646,299)     937,845

Federal income tax expense (benefit):
  Current                                             110,842	   363,309
  Deferred                                           (416,899)    (333,369)
                                                   ----------   ----------
Net income (loss)                                $   (340,242)     907,905
                                                   ----------   ----------
Other comprehensive income (loss):
  Net unrealized holding gains (losses)
  arising during period, net of tax of
  $173,552 in 2000 and $721,311 in 1999               152,493   (1,396,996)
                                                   ----------   ----------
Comprehensive income (loss)                          (187,749)    (489,091)

Earnings per share:
  Net (loss) income per share-basic                   ($67.59)	    106.62
                                                  ========================
  Net (loss) income per share-diluted                 ($67.59)	     95.05
                                                  ========================

See accompanying notes to condensed consolidated financial statements.


                     ACAP CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              (UNAUDITED)

                                                   2000          1999
Revenues:
  Premiums and other considerations            $3,687,890     3,496,936

  Net investment income                           555,331       524,277

  Net realized investment (losses) gains           (9,737)        5,862

  Reinsurance expense allowance                   924,449       997,912

  Amortization of deferred gain on reinsurance     60,924        58,569

  Other income                                    126,640       153,309
                                               ----------    ----------
    Total revenues                              5,345,497     5,236,865
                                               ----------    ----------
Benefits and expenses:
  Policy benefits                               2,663,960     2,480,694

  Commissions and general expenses              2,783,177     2,823,290

  Interest expense                                 28,238        29,708

  Amortization of deferred acquisition costs       65,719        77,516

  Amortization of costs in excess of net
    assets of acquired business                    59,915        59,915
                                               ----------    ----------
    Total benefits and expenses                 5,601,009     5,471,123
                                               ----------    ----------
Loss before federal income tax benefit           (255,512)     (234,258)

Federal income tax expense (benefit):
  Current                                          21,523        28,294
  Deferred                                       (167,198)     (189,734)
                                               ----------    ----------
Net loss	                              $  (109,837)      (72,818)
                                               ----------    ----------

Other comprehensive gain (loss):
  Net unrealized holding gains (losses)
  arising during period, net of tax of
  $185,581 in 2000 and $132,520 in 1999           180,627      (256,146)
                                               ----------    ----------
Comprehensive income (loss)                   $    70,790      (328,964)
                                               ----------    ----------
Earnings per share:
  Net loss per share-basic                        ($22.25)       (16.31)
                                               ========================
  Net loss per share-diluted                      ($22.25)	 (16.31)
                                               ========================

See accompanying notes to condensed consolidated financial statements.


                   ACAP CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999	(UNAUDITED)
                                                      2000       1999

Cash flows from operating activities:
  Net (loss) income from operations                $   (340,242)    907,905
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                         326,814     349,248
  Net realized investment gains (losses)on
    investments                                           8,019    (871,367)
  Deferred federal income tax benefit                  (416,899)   (333,369)
  Decrease in reinsurance receivables	              3,431,581   2,216,359
  Increase in accrued investment income                (156,850)   (173,568)
  Increase (decease) in accounts receivable              84,792    (103,984)
  Increase in other assets                           (1,302,749)   (867,053)
  Decrease in future policy benefit liability        (3,964,470) (1,170,246)
  Decrease in contract claim liability                  (88,820) (1,219,752)
  Increase (decrease) in other policyholders'
    funds liability                                      62,017    (550,939)
  Increase (decrease) in other liabilities              814,017	    431,571
                                                     ----------  ----------
Net cash (used by) operating activities             (1,542,790) (1,385,195)
                                                     ---------   ----------
Cash flows from investing activities:
  Proceeds from sales of investments available for
   sale and principal repayments on mortgage loans    4,045,326   2,855,109
  Purchases of investments available for sale        (5,469,044) (4,384,917)
  Net decrease in policy loans                          288,329      95,527
  Net increase (decease) in short-term investments    3,552,737	 (3,920,187)
  Purchase of property and equipment                    (65,209)   (505,271)
  Proceeds from assumption agreement                        -0-   2,306,481
  Principal payments on notes receivable                    -0-	  4,437,313
                                                     ----------  ----------
Net cash provided by (used in) investing activities   2,352,139	    884,055
                                                     ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of note payable                    -0-   1,500,000
  Principal payments on note payable                   (187,500)   (687,500)

  Deposits on policy contracts                          796,927	  1,213,334
  Withdrawals from policy contracts                  (1,311,303) (1,345,306)
  Preferred dividends paid                             (148,000)   (136,439)
  Treasury stock purchases                                 (480)     (5,280)
                                                     ----------  ----------
Net cash provided by (used in) financing activities    (850,356)    538,809
                                                     ----------  ----------
Net (decrease) increase in cash                         (41,007)     37,669
Cash at beginning of year                               127,180     120,332
                                                     ----------  ----------
Cash at end of period                               $    86,173	    158,001
                                                     ==========  ==========
See accompanying notes to condensed consolidated financial statements.


	             ACAP CORPORATION AND SUBSIDIARIES

	  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	                          (UNAUDITED)


1.		CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2000 and the condensed consolidated statements of operations and cash flows for the nine month periods ended September 30, 2000 and 1999, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1999 Form 10-KSB. The results of operations for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

2.	ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available for sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for
Certain Derivative Instruments and Certain Hedging Activies" amended the accounting and reporting stands of SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The Company anticipates that the adoption of the provisions of SFAS 133, SFAS 137, and SFAS 138 will not have a material impact on the results of operations, financial condition or cash flows.

3.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) (less dividends paid on preferred stock of $148,000 and $136,439 for the nine months ended September 30, 2000 and 1999, respectively) by the weighted average common shares outstanding (7,224 at September 30, 2000 and 7,236 at September 30, 1999).

Earnings per common share on a diluted basis for 1999 is computed by dividing net income (less dividends paid on preferred stock of $136,439 for the nine months ended September 30, 1999) by the weighted average common shares outstanding as if stock options were exercised (7,496 at September 30, 1999). Loss per share was not diluted for 2000.

4.	STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2000, stockholders' equity changed for the following items: Decrease in net unrealized investment losses of $152,493; net loss of $340,242; cash dividends paid on preferred stock of $148,000 and an increase in treasury stock of $480.

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

On June 10, 1999, the Court approved a Liquidation Plan Regarding the Insolvency and Liquidation of The Statesman National Life Insurance Company (the "Liquidation Plan") executed by American Capitol, Texas Imperial, Statesman, the Department and the National Organization of Life and Health Insurance Guaranty Associations ("NOLHGA"). Pursuant to the Liquidation Plan, American Capitol and Texas Imperial assumed all life insurance policies issued by Statesman since September 30, 1998 as well as all of the Medicare supplement and hospital indemnity health insurance policies in force in Statesman. Participating NOLHGA guaranty associations funded the transaction with a combination of cash and promissory notes. In determining the funding amount, among other things, the Company received credit in an amount equal to the $800,000 surplus debenture Texas Imperial purchased from Statesman during 1998 and which Texas Imperial wrote off at December 31, 1998. Pursuant to the Liquidation Plan, at a prescribed point three years after the closing of the assumption transactions, the actual results during the three year period of the Medicare supplement policies in question will be compared to the projected results for that same period and, if the actual results have been better than projected ("excess profits"), the participating NOLHGA guaranty associations will be entitled to participate in the excess profits as a refund in an amount prescribed by a formula set out in the Liquidation Plan. If the actual results are worse than the projected results, the guaranty associations are not obligated to compensate the Company for such shortfall. The assumption transactions closed on June 18, 1999 with an effective date of June 1, 1999. Approximately $11 million in cash and notes were transferred to the Company from the participating NOLHGA guaranty associations and approximately $10 million in liabilities were transferred to the Company in connection with the assumption transactions. At September 30, 2000, the excess profits owed to the guaranty associations were approximately $2.2 million and are included in other liabilities.

Other aspects related to the Statesman Transaction include the transfer to the Company of policy administration system software necessary to enable the Company to administer the Statesman Medicare supplement policies assumed from the guaranty associations.

6.	SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $99,564 and $280,000 for federal income taxes were made for the nine months ended September 30, 2000 and 1999, respectively.

Cash payments of $84,492 and $58,038 for interest expense were made during the nine months ended September 30, 2000 and 1999, respectively.

The following reflects assets acquired and liabilities assumed relative to the assumption agreement for the policies of Statesman, the consideration received for such assumption and the net cash flow relative to such assumption on June 1, 1999:

  Assets acquired	                $ 10,893,429
  Liabilities assumed	                 (10,093,429)
                                          ----------
  Gain from assumption	                $    800,000
                                          ==========

  Net cash from assumption:
  Cash acquired                         $  1,506,481
  Credit received	                     800,000
                                          ----------
  Net cash provided from assumption	$  2,306,481
                                          ==========

7.	NOTE PAYABLE

On March 31, 1999, the Company repaid the $500,000 balance on its note from Central National Bank ("CNB") by borrowing $1,500,000 from CNB. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of September 30, 2000.

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

9.	SEGMENT INFORMATION

The Company operates in two reportable segments: Life and Health.

Financial information by industry segment is summarized as follows:

                                             Nine Months Ended September 30
                                                       2000         1999
  Revenues:
  Life                                               6,132,053	  6,583,246
  Accident & Health                                  9,828,732    5,977,691
                                                     ----------  ----------
  Revenues                                        $ 15,960,785	 12,560,937
                                                     ==========  ==========

  Pretax Income (Loss) from Continuing Operations:
  Life                                            $   (168,928)     210,561
  Accident & Health                                   (477,371)     727,284
                                                    ----------   ----------
  Pretax Income (Loss) from Continuing Operations $   (646,299)     937,845
                                                     ==========  ==========
  Identifiable Assets:
  Life                                            $149,606,521	157,576,844
  Accident & Health                                  7,117,247	  6,753,565
                                                     ----------  ----------
  Identifiable Asset                              $156,723,768	164,330,409
                                                   ===========   ===========

	                                     Three Months Ended September 30
	                                                2000        1999
  Revenues:
  Life                                            $  1,979,278	   2,129,637
  Accident & Health                                  3,366,219     3,107,228
                                                    -----------  -----------
  Revenues                                        $  5,345,497	   5,236,865
                                                    ==========   ===========

  Pretax Income (Loss) from Continuing Operations:
  Life                                            $    (31,826)     (15,372)
  Accident & Health                                   (223,686)    (218,886)
                                                    ----------   ----------
  Pretax Income (Loss) from Continuing Operations $   (255,512)    (234,258)
                                                    ==========   ==========

Revenues include premiums, net investment income, realized investment gains and losses, policy and contract charges, and other income.


                   ACAP CORPORATION AND SUBSIDIARIES

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Life Segment

Life premiums and other considerations were 10% lower during the nine months ended September 30, 2000 and were 5% lower during the three months ended September 30, 2000 in comparison to the comparable periods in 1999. Effective June 1, 1999, the Company acquired certain blocks of business originally issued by Statesman National Life Insurance Company from participating guaranty associations represented by the National Organization of Life & Health Guaranty Associations (the "Statesman Transaction"). While the business so acquired was primarily Medicare supplement health insurance business, a portion of the acquired business was life insurance business. As a result of entries related to the Statesman Transaction, life premiums recorded in June 1999 were significantly higher than normal.

The Company receives an expense allowance for administering certain blocks of reinsured life insurance policies. The expense allowance for the nine months ended September 30, 2000 was 10% lower than the expense allowance for the comparable period in 1999. The expense allowance for the three months ended September 30, 2000 was 7% lower than the expense allowance for the comparable period in 1999. The decrease in the expense allowance during 2000 is due to attrition of the reinsured policies.

Primarily as a result of the above factors, total life segment revenue (excluding realized investment gains and losses) was 6% lower during the nine months ended September 30, 2000 and 4% lower during the three months ended September 30, 2000 in comparison to the comparable periods in 1999.

Total life segment expenses (i.e., total benefits and expenses less policy benefits) were 3% lower during both the nine months and three months ended September 30, 2000 in comparison to the comparable periods in 1999. The decrease in expenses was largely attributable to lower commissions resulting from (1) the decreased level of premium income and (2) the termination of the obligation to pay a commission allowance on a reinsurance treaty. Offsetting a portion of the decrease in commissions was an increase in general expenses. Beginning late in 1999, the Company started adding resources to work on the conversion of all of its policies to the policy administration system acquired as part of the Statesman Transaction. A major block of policies was converted to the new policy administration system on November 1, 2000. As a result of this conversion, the Company anticipates realizing administrative efficiencies during the fourth quarter of 2000.

The life segment reported a loss before income taxes and realized investment gains and losses of $160,909 for the nine months ended September 30, 2000 in comparison to a gain of $204,723 for the comparable period in 1999. The life segment reported a loss before income taxes and realized investment gains and losses of $22,089 for the three months ended September 30, 2000 in comparison to a loss of $21,234 for the comparable period in 1999.

	Health Segment

Total health segment revenue (excluding realized investment gains) increased 91% during the nine months ended September 30, 2000 and increased 7% during the three months ended September 30, 2000 in comparison to the comparable periods in 1999. The increase resulted primarily from the inclusion of the Medicare supplement health insurance and hospital indemnity health insurance business acquired in connection with the Statesman Transaction for all of 2000, whereas such business was included in 1999 starting with June. Also, the Company began marketing Medicare supplement health insurance in May 1999.

Realized investment gains for 1999 include $800,000 realized in June 1999 in connection with the Statesman Transaction. As a part of that transaction, the Company received credit in an amount equal to an $800,000 surplus debenture purchased from Statesman during 1998 that was written off at December 31, 1998.

Total health segment policy benefits increased 137% during the nine months ended September 30, 2000 and increased 14% during the three months ended September 30, 2000 in comparison to the comparable periods in 1999. The increase resulted primarily from the inclusion of the Medicare supplement health insurance and hospital indemnity health insurance business acquired in connection with the Statesman Transaction for all of 2000, whereas such business was included in 1999 starting with June. Another factor in the increased level of benefits was the fact that the Company has experienced significantly higher claims experience since the second quarter of 2000. Total health segment policy benefits were 68% of total health segment revenue (excluding realized investment gains) during the nine months ended September 30, 2000 in comparison to 55% of total health segment revenue during the comparable period in 1999. Total health segment policy benefits were 60% of total health segment revenue (excluding realized investment gains) during the three months ended September 30, 2000 in comparison to 57% of total health segment revenue during the comparable period in 1999.

Total health segment policy expenses (i.e., total benefits and expenses less policy benefits) increased 51% during the nine months ended September 30, 2000 and decreased 1% during the three months ended September 30, 2000 in comparison to the comparable periods in 1999. The increase over nine months resulted primarily from the inclusion of the Medicare supplement health insurance and hospital indemnity health insurance business acquired in connection with the Statesman Transaction for all of 2000, whereas such business was included in 1999 starting with June. Total health segment policy expenses were 37% of total health segment revenue (excluding realized investment gains) during the nine months ended September 30, 2000 in comparison to 46% of total health segment revenue during the comparable period in 1999. Total health segment policy expenses were 47% of total health segment revenue (excluding realized gains) during the three months ended September 30, 2000 in comparison to 50% of total health premiums during the comparable period in 1999. The primary reason for the decrease is that the effective commission rate decreases as premium rate increases are instituted on the health policies (commissions are not paid on rate increases.)

The health segment reported a loss before income taxes and realized investment gains and losses of $477,371 for the nine months ended September 30, 2000 in comparison to a loss of $72,716 for the comparable period in 1999. The health segment reported a loss before income taxes and realized investment gains and losses of $223,686 for the three months ended September 30, 2000 in comparison to a loss of $218,886 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Primarily due to a decrease in market interest rates during the nine months ended September 30, 2000, the Company reported net unrealized investment losses that were $152,493 smaller than they had been at December 31, 1999.

While cash flow from operations for the nine months ended September 30, 2000 is negative, it is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow.

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


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

	                        ACAP CORPORATION
  				(Registrant)

Date:  November 10, 2000	By: /s/William F. Guest
                                    -----------------------------
		                    William F. Guest, President

Date:   November 10, 2000	By: /s/John D. Cornett
                                   -------------------------------
		                   John D. Cornett, Treasurer
	                           (Principal Accounting Officer)