Form 10KSB
period 2000-12-31
ACAP CORP
filed 2001-03-29
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           Form 10-KSB
(Mark One)
[x] ANNUAL REPORT under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:
                                December 31, 2000

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Revenues for the issuer for its most recent fiscal year were $21,420,148.

As of March 26, 2001, 7,224 shares of the registrant's Common Stock, excluding shares held in treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant on such date, based on the average of the closing bid and asked prices for such shares on such date, was $3,199,185.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part II, Items 5 - 7 of Form 10-KSB is incorporated by reference from the registrant's 2000 Annual Report to Stockholders. The information required by Part III, Items 9 - 12 of Form 10-KSB is incorporated by reference from the registrant's definitive information statement to be furnished in connection with the Annual Meeting of Stockholders to be held on or about May 14, 2001.

The Exhibit Index, Part IV, Item 13, is located on page 7 of this Form 10-KSB. This Form 10-KSB contains a total of 42 pages including any exhibits.

Transitional Small Business Disclosure Format (check one):
[ ] Yes  [x]  N

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

Fortune National Corporation ("Fortune Corp"), a Pennsylvania corporation, acquired a majority interest in American Capitol in 1984. In the 1985 reorganization that resulted in American Capitol becoming a wholly owned subsidiary of Acap, Fortune Corp's majority interest in American Capitol was exchanged for an equivalent interest in Acap. Fortune Corp was liquidated during 1996, leaving Fortune Corp's majority stockholder, InsCap Corporation ("InsCap"), a Delaware corporation, with the controlling interest in Acap, approximately 46% at December 31, 2000.

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

Acquisitions to Date

Acap (i.e., its predecessor, American Capitol) switched from a traditional marketing strategy to the current acquisition strategy in 1984 in connection with the change in control and associated change in management resulting from Fortune Corp's purchase of a majority of the outstanding common stock. Since 1984, Acap has acquired six companies and five blocks of business. Primarily as a result of this acquisition activity, Acap's assets grew from approximately $64 million at December 31, 1984 to approximately $154 million at December 31, 2000.

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

Employees

At December 31, 2000, Acap had a total of 102 employees, of which 92 are full time employees. None of these employees is covered by a collective bargaining agreement. Acap believes that it has excellent relations with its employees.

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

The Company owns and services first mortgage loans with aggregate principal balances at December 31, 2000 of $877,809. The investment in mortgage loans was made primarily for income as opposed to capital gain. Residential mortgages represent 90% of the mortgage loan balances at December 31, 2000, with commercial mortgages constituting the balance. In addition to the real estate collateral, approximately $730,000 of the mortgage loans at December 31, 2000 are guaranteed by an individual that the Company has reason to believe has a net worth well in excess of the balance of the guaranteed loans. The Company's investment policy prohibits making new investments in mortgage loans without the prior approval of the Board of Directors. There are no plans to make any mortgage loan investments in the foreseeable future. If the Company were interested in making a mortgage loan investment, regulatory restrictions applicable to Texas life insurance companies would prohibit the life insurance subsidiaries from investing in mortgage loans on real estate outside of the United States, in other than first liens, or in any loan that exceeds 25% of the insurer's statutory capital and surplus.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings involving the Company or any of its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The required information regarding the market for the common equity of the Company and related stockholder matters is incorporated herein by reference from "Stockholder Information" on page 27 of Acap's 2000 Annual Report to Stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from "Management's Financial Analysis" on pages 3-6 of Acap's 2000 Annual Report to Stockholders.

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements and supplementary data are incorporated herein by reference from pages 7-26 of Acap's 2000 Annual Report to Stockholders.

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

(a) Exhibits:

 Exhibits           Description                  Location or Incorporation
                                                      by Reference

 3(a)(1) Certificate of Incorporation of the *Form 10 effective June 22, 1986,
         Registrant dated March 12, 1985        pages 58-61

 3(a)(2) Certificate of Amendment to the     *Form 10 effective June 22, 1986,
         Certificate of Incorporation of the    pages 62-65
         Registrant dated October, 1985

 3(a)(3) Certificate of Amendment to the     *Form 10K dated December 31, 1988
         Certificate of Incorporation of the    pages 51-53
         Registrant dated August 22, 1986

 3(a)(4) Certificate of Amendment to the     *Form S4, Registration
         Certificate of Incorporation of the    No. 33- 27874
         Registrant dated March 20, 1989

 3(a)(5) Certificate of Amendment to the     *Form 10KSB dated December 31,
         Certificate of Incorporation of        1994, pages 273- 276
         the Registrant dated May 9, 1994

 3(b)(1) Bylaws of the Registrant, as        *Form 10K dated December 31,
         amended                               1988, pages 54-68

 3(b)(2) Amendment to the Bylaws of the      *Form 10Q dated March 31, 1990,
         Registrant                             page 11

4        Certificate of Designations of the  *Form 8K dated December 31, 1986,
         Preferred Stock of the Registrant      pages 23-31

10(a)(1) 1997 American Capitol Insurance     *Form 10KSB dated December 31,
         Company Key Employee Incentive         1997, pages 11-19
         Stock Option Plan

10(a)(2) Form of Grant of Stock Option used  *Form 10KSB dated December 31,
         in 1997 American Capitol Insurance     1997, pages 20-25
         Company Key Employee Incentive
         Stock Option Plan

10(b)(1) Employment Contract between         *Form 10QSB dated June 30, 2000,
         American Capitol Insurance Company     pages 22-29
         And John D. Cornett

10(b)(2) Stock Purchase Agreement between    *Form 10QSB dated March 31, 1997,
         American Capitol Insurance Company     pages 27-36
         and John D. Cornett

10(b)(3) Loan Forgiveness Agreement between *Form 10QSB dated June 30, 2000,
         American Capitol Insurance Company     pages 16-21
         And John D. Cornett

10(c)    Disability Income Agreement between *Form 10KSB dated December 31,
         American Capitol Insurance Company     1997, pages 26-29
         and William F. Guest

10(d)(1) Reinsurance Agreement between       *Form 10KSB dated December 31,
         American Capitol Insurance Company     1993, pages 10-66
         and Crown Life Insurance Company
         effective December 31, 1992,
         as amended

10(d)(2) Amendment dated June 30, 1996 to    *Form 10KSB dated December 31,
         the Reinsurance Agreement between       1996, pages 48-50
         American Capitol Insurance Company
         and Crown Life Insurance Company

10(e)(1) Reinsurance Agreement effective     *Form 10KSB dated December 31,
         February 2, 1995 between Oakley        1994, pages 213-260
         Metcalf Insurance Company and
         Alabama Reassurance Company

10(e)(2) Amendment dated January 1, 1996     *Form 10KSB dated December 31,
         to the Reinsurance Agreement           1996, pages 69-71
         between Oakley-Metcalf Insurance
         Company and Alabama Reassurance
         Company

10(e)(3) Amendment dated December 31, 1996   *Form 10KSB dated December 31,
         to the Reinsurance Agreement           1996, page 72
         between Texas Imperial Life
         Insurance Company and Alabama
         Reassurance Company

10(f)    Loan Agreement and related documents *Form 10KSB dated December 31,
         documents between Acap Corporation      pages 261- 272
         and Central National Bank

10(g)    Liquidation Plan Regarding the       *Form 10QSB dated June 30, 1999,
         Insolvency and Liquidation of The       pages 18-209
         Statesman National Life Insurance
         Company

10(h)    Coinsurance Agreement dated          *Form 10KSB dated December 31,
         January 1, 1998 between Universal       1997, pages 75-128
         Life Insurance Company and American
         Capitol Insurance Company

10(i)    Amendments Letter dated              *Form 10KSB dated December 31,
         February 27, 1998 amending the          1997, pages 129-132
         Coinsurance Agreement between
         Universal Life Insurance Company
         and American Capitol Insurance
         Company

10(j)    Closing Memorandum and Amendments    *Form 10KSB dated December 31,
         to the Coinsurance Agreement between    1997, pages 133-135
         Universal Life Insurance Company and
         American Capitol Insurance Company

10(k)    Coinsurance Agreement dated          *Form 10KSB dated December 31,
         January 1, 1998 between Republic-       1997, pages 154-176
         Vanguard Life Insurance Company and
         American Capitol Insurance Company

10(l)    Lease Agreement dated                *Form 10KSB dated December 31,
         November 21, 1997, between              1997, pages 177-227
         Realtycorp International Group LC
         and American Capitol Insurance
         Company

11       Statement re computation of per      *2000 Annual Report to
         share earnings                          Stockholders, page 14

13       2000 Annual Report to Stockholders    Pages 10-41

22       Subsidiaries of the Registrant        Page 42

_______________________________________________________
* Exhibit is incorporated by reference to the listed document.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed in the last quarter of the year ended December 31, 2000.


			SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acap Corporation

Date:  		March 26, 2001

By:


 /s/ William F. Guest
 ---------------------
William F. Guest
Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 26, 2001

By:


  /s/ William F. Guest                /s/ John D. Cornett
----------------------------------   ---------------------------------------
William F. Guest                     John D. Cornett
Chairman of the Board, Director      Executive Vice President
 & President & Treasurer               (Principal Financial & Accounting
(Principal Executive Officer)                Officer)



 /s/ R. Wellington Daniels             /s/ C. Stratton Hill, Jr.
-----------------------------------  ---------------------------------------
R. Wellington Daniels                C. Stratton Hill, Jr.
Director                             Director

EXHIBIT 21


SUBSIDIARIES OF ACAP CORPORATION

Wholly owned subsidiary of Acap Corporation:

American Capitol Insurance Company (Texas)

Wholly owned subsidiaries of American Capitol Insurance Company:

Imperial Plan, Inc. (Texas)
Texas Imperial Life Insurance Company (Texas)