Form 10QSB
period 2001-03-31
ACAP CORP
filed 2001-05-14
CIK 792468

Form 10-QSB

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT 1934
For the quarterly period ended March 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from -------- to ---------

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


           CLASS                               OUTSTANDING MAY 4, 2001

  Common Stock, Par Value $.10                         7,224



This Form 10-QSB contains a total of 47 pages, including any exhibits.


                     ACAP CORPORATION AND SUBSIDIARIES

                                FORM 10-QSB

                                   INDEX


                                                            Page No.
Part I.  Financial Information:


     Item 1.  Financial Statements

              Condensed Consolidated Balance
                Sheet - March 31, 2001 (Unaudited)               3

              Condensed Consolidated Statements of
                Operations - Three Months Ended
                March 31, 2001 and 2000 (Unaudited)              5

              Condensed Consolidated Statements of
                Cash Flows - Three Months Ended
                March 31, 2001 and 2000 (Unaudited)              6

              Notes to Condensed Consolidated
                Financial Statements (Unaudited)                 7


      Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                      10


Part II.  Other Information:

      Item 6. Exhibits                                          11



                 PART I.  ITEM 1.  FINANCIAL INFORMATION

                    ACAP CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              MARCH 31, 2001
                                (UNAUDITED)

ASSETS

Investments:
  Fixed maturities available for sale                     $ 41,411,835
  Equity securities                                            137,178
  Mortgage loans                                               870,300
  Policy loans                                               5,942,402
  Short-term investments                                     1,263,102
                                                           -----------
     Total investments                                      49,624,817

Cash                                                            70,419

Accrued investment income                                      775,794

Reinsurance receivable                                      96,842,366

Notes receivable                                             4,088,295

Accounts receivable (less allowance
  for uncollectible accounts of $88,291)                       660,031

Deferred acquisition costs                                   1,451,430

Property and equipment
  (less accumulated depreciation of $827,296)                  706,540

Costs in excess of net assets of
  acquired business (less accumulated
  amortization of $1,731,036)                                  942,742

Net deferred tax asset                                         460,078

Other assets                                                 1,854,998
                                                           -----------

                                                          $157,477,510
                                                           ===========



See accompanying notes to condensed consolidated financial statements.

                                                        Continued. . .

LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Policy liabilities:
    Future policy benefits                                $134,006,835
    Contract claims                                          4,012,940
                                                           -----------
     Total policy liabilities                              138,019,775

Other policyholders' funds                                   1,899,048

Deferred gain on reinsurance                                 3,149,132

Deferred gain on sale of real estate                           179,663

Note payable                                                 1,000,000

Other liabilities                                            6,156,277
                                                           -----------
     Total liabilities                                     150,403,895
                                                           -----------

Stockholders' equity:
  Series A preferred stock, par value $.10 per share,
  authorized, issued and outstanding 74,000 shares
  (involuntary liquidation value $2,035,000)                 1,850,000

  Common stock, par value $.10 per share,
    authorized 10,000 shares, issued 8,759 shares                  876

  Additional paid-in capital                                 6,259,589

  Accumulated deficit                                      (1,063,522)

  Treasury stock, at cost, 1,535 shares                      (507,842)

  Accumulated other comprehensive income-net
  unrealized gains, net of taxes of $275,356                   534,514
                                                           -----------
     Total stockholders' equity                              7,073,615
                                                           -----------
                                                          $157,477,510
                                                           -----------




See accompanying notes to condensed consolidated financial statements.


                   ACAP CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                              (UNAUDITED)

                                                   2001         2000
Revenues:
  Premiums and other considerations            $3,993,685    3,794,809

  Net investment income                           774,969      549,165

  Net realized investment gains (losses)               (6)         306

  Reinsurance expense allowance                   750,079      978,414

  Amortization of deferred gain on reinsurance     45,455       70,328

  Other income                                     73,073       77,681
                                                ---------    ---------
     Total revenues                             5,637,255    5,470,703
                                                ---------    ---------

Benefits and expenses:
  Policy benefits                               3,549,428    2,738,001

  Commissions and general expenses              2,249,108    2,536,957

  Interest expense                                 20,305       28,671

  Amortization of deferred acquisition costs       55,484       64,010

  Amortization of costs in excess of net
    assets of acquired business                    59,916       59,916
                                                ---------    ---------
     Total benefits and expenses                5,934,241    5,427,555
                                                ---------    ---------

Income (loss) before federal income tax
  expense (benefit)                              (296,986)      43,148

Federal income tax expense (benefit):
  Current                                          279,533      40,494
  Deferred                                        (438,550)    (10,312)
                                                 ---------   ---------
Net income(loss)                                  (137,969)     12,966
                                                 ---------   ---------

Other comprehensive income (loss):
  Net unrealized holding gains (losses)
  arising during period, net of tax of
  $234,042 in 2001 and $10,881 in 2000             454,321     (32,066)
                                                 ---------    --------
Comprehensive income (loss)                    $   316,352     (19,100)
                                                 ---------    --------
Loss per share:
  Loss per share-basic                             ($26.46)      (4.77)
                                                 =========    ========
  Loss per share-diluted                           ($26.46)      (4.77)
                                                 =========    ========

See accompanying notes to condensed consolidated financial statements.

                   ACAP CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                           (UNAUDITED)


                                                     2001        2000

Cash flows from operating activities:
 Net (loss) income                              $  (137,969)     12,966
 Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                     116,919     107,202
  Net realized investment (gains) losses on
   Investments                                            6        (306)
  Deferred federal income tax benefit              (438,550)    (10,312)
  Decrease (increase) in reinsurance receivables (1,226,720)  1,119,173
  Increase in accrued investment income            (107,718)   (144,641)
  Increase in accounts receivable                   (74,174)    (36,369)
  Increase in other assets                       (1,235,964) (1,211,787)
  Increase (decrease) in future policy
   benefit liability                              1,055,312  (2,364,299)
  Increase (decrease) in contract claim liability    20,033    (294,334)
  Increase (decrease) in other policyholders'
   funds liability                                  (89,180)     97,580
  Increase in other liabilities                   1,634,149     715,262
                                                ------------ ----------
Net cash used in operating activities              (483,856) (2,009,865)
                                                ------------ ----------

Cash flows from investing activities:
 Proceeds from sales of investments available for
  sale and principal repayments on mortgage loans   680,661     815,495
 Purchases of investments available for sale              -  (1,386,606)
 Net decrease in policy loans                       198,056      76,053
 Net (increase) decrease in short-term investments (172,436)  2,745,274
 Purchase of property and equipment                  (5,741)    (45,408)
                                                ------------ ----------
 Net cash provided by investing activities          700,540   2,204,808
                                                ------------ ----------

Cash flows from financing activities:
 Principal payments on note payable                 (62,500)    (62,500)
 Deposits on policy contracts                       196,563     270,961
 Withdrawals from policy contracts                 (358,172)   (482,089)
 Preferred dividends paid                           (53,188)    (47,406)
                                                 -----------  ----------

Net cash used in financing activities              (277,297)   (321,034)
                                                -----------  ----------

Net decrease in cash                                (60,613)   (126,091)
Cash at beginning of year                           131,032     127,180
                                                ----------- ----------
Cash at end of period                          $     70,419       1,089
                                                =========== ===========

See accompanying notes to condensed consolidated financial statements.

                      ACAP CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2001 and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Form 10-KSB. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

2.  ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available for sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The Company adopted the provisions of SFAS 133, SFAS 137, and SFAS 138 as of January 1, 2001 and this adoption did not have a material impact on the results of operations, financial condition or cash flows.

The Financial Accounting Standards Board's Statement No. 140 (Statement
140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability, replaced the Financial Accounting Standards Board's Statement No. 125 (Statement 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, but carries over most of Statement 125's provisions without change.
Statement 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000. The company does not expect that adoption of Statement 140 will have a material impact on its consolidated financial statements.

3.  LOSS PER SHARE

Basic loss per share is computed by dividing net income (loss) (less dividends paid on preferred stock of $53,188 and $47,406 for the three months ended March 31, 2001 and 2000, respectively) by the weighted average common shares outstanding (7,224 at March 31, 2001 and 2000).

Loss per share was not diluted for 2001 and 2000.

4.  STOCKHOLDERS' EQUITY

During the three months ended March 31, 2001, stockholders' equity changed for the following items: Increase in net unrealized investment gains of $454,321; net loss of $137,969; and cash dividends paid on preferred stock of $53,188.


5.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $10,000 and $280,000 for federal income taxes were made for the three months ended March 31, 2001 and 2000, respectively.

Cash payments of $25,411 and $28,332 for interest expense were made during the three months ended March 31, 2001 and 2000, respectively.

6.  NOTE PAYABLE

On March 31, 1999 the Company repaid the $500,000 balance on its note from Central National Bank ("CNB") by borrowing $1,500,000 from CNB. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of March 31, 2001.

7.  NOTES RECEIVABLE

In connection with the assumption of certain policies from Statesman National Life Insurance Company in 1999, seven promissory notes totaling $8,525,608 were issued by four different state guaranty associations. The interest rate on the notes is fixed at 5.3%. The first payment of principal of $4,437,313 along with accrued interest of approximately $113,000 was paid September 18, 1999. There are no other scheduled payments until maturity at December 2, 2002 when the balance of $4,088,295 and all accrued and unpaid interest is due.

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

8.  SEGMENT INFORMATION

The Company operates in two reportable segments: Life and Health.

Financial information by industry segment is summarized as follows:

                                           Three months Ended March 31
                                                    2001         2000
  Revenues:
  Life                                        $  2,299,652    2,230,153
  Health                                         3,337,603    3,240,550
                                               ------------------------
  Revenues                                    $  5,637,255    5,470,703
                                              =========================
  Pretax Income (Loss) from Continuing
    Operations:
  Life                                        $   (113,382)      28,991
  Health                                          (183,604)      14,157
                                               ------------------------
  Pretax Income (Loss) from
   Continuing Operations                      $   (296,986)      43,148
                                               ========================
  Identifiable Assets:
  Life                                        $149,549,611  151,720,910
  Health                                         7,927,899    7,167,430
                                               ------------------------
  Identifiable Assets                         $157,477,510  158,888,340
                                              =========================

Revenues include premiums, net investment income, realized investment gains and losses, policy and contract charges, and other income.

9.  REINSURANCE TRANSACTION

Texas Imperial Life Insurance Company, a wholly owned subsidiary, recaptured a significant reinsurance agreement effective January 1, 2001 and then entered into a new reinsurance agreement covering the same block of policies with a different reinsurer effective March 31, 2001.

The recapture of the reinsurance agreement resulted in the recognition of the deferred gain on reinsurance related to this agreement of approximately $1.2 million. The net effect of recapturing the Treaty on operations was a net pretax loss of $196,000. Ceding the policies under the new reinsurance agreement resulted in the establishment of a deferred gain of approximately $2.3 million.


                      ACAP CORPORATION AND SUBSIDIARIES

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  Life Segment

Total life segment revenue was 3% higher during the three months ended March 31, 2001 in comparison to the comparable period in 2000. The Company recaptured a significant reinsurance agreement effective January 1, 2001 and then entered a new reinsurance agreement covering the same block of policies with a different reinsurer effective March 31, 2001 (the "Reinsurance Transactions"). As a result of the Reinsurance Transactions, premiums and net investment income were higher while the reinsurance expense allowance and the amortization of deferred gain on reinsurance were lower during the three months ended March 31, 2001 in comparison to the comparable period in 2000.

Life segment policy benefits were 97% higher during the three months ended March 31, 2001 in comparison to the comparable period in 2000. The increase in policy benefits is primarily attributable to the Reinsurance Transactions, whereby the policy benefits on the block of policies covered by the Reinsurance Transactions were recorded as direct expenses during the three months ended March 31, 2001 whereas the policy benefits on that block of policies had been fully ceded during the comparable period in 2000. Life segment policy benefits during the three months ended March 31, 2001 also include a charge of approximately $196,000 resulting from the recapture of a reinsurance agreement in connection with the Reinsurance Transactions.

Total life segment expenses (i.e., total benefits and expenses less policy benefits) were 20% lower during the three months ended March 31, 2001 in comparison to the comparable period in 2000. The Company currently operates on three policy administration systems. During 2000, the Company began the process of converting all of its policies to one of the three policy administration systems. To accomplish the conversions, the Company added programming and conversion resources. The Company completed the conversion of its largest block of policies, involving approximately 240,000 policies, on November 1, 2000. In November and December 2000, the Company made expense reductions that on an annualized basis exceed $500,000. These expense reductions were the primary reason that life segment expenses were lower during the three months ended March 31, 2001 in comparison to the comparable period in 2000.

Primarily as a result of the $196,000 charge discussed above related to the Reinsurance Transactions, the life segment had a loss before income taxes of $113,382 for the three months ended March 31, 2001 in comparison to income of $28,991 for the comparable period in 2000.

  Health Segment

Total health segment revenue increased 3% during the three months ended March 31, 2001 in comparison to the comparable period in 2000. Premium increases from rate adjustments on the existing policies in force and the premiums related to new issues more than offset the loss of premium income due to policy terminations.

Total health segment policy benefits were 74% of total health segment revenue during the three months ended March 31, 2001 in comparison to 68% of total health segment revenue during the comparable period in 2000. With the assumption of certain Medicare supplement policies in 1999, an adequacy reserve was provided for future expected losses. Offsetting health segment policy benefits in 2000 was the full amortization of the adequacy reserve due to better experience than projected.

Total health segment expenses (i.e., total benefits and expenses less policy benefits) were 32% of total health segment revenue during both the three months ended March 31, 2001 and during the comparable period in 2000. The Company acquired a block of Medicare supplement and hospital indemnity policies effective June 1, 1999. The acquisition agreement contains a refund formula whereby the Company is obligated to refund "excess profits" from the acquisition date through December 31, 2001 if the results of the acquired Medicare supplement business exceed stipulated levels. The refund is recorded in general expenses. Without that refund, total health segment expenses were 20% of total health segment revenue during the three months ended March 31, 2001 in comparison to 28% of total health segment revenue during the comparable period in 2000.

The health segment recorded a net loss before income taxes of $183,604 for the three months ended March 31, 2001 in comparison to income of $14,157 for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Primarily due to a decrease in market interest rates during the three months ended March 31, 2001, the Company reported net unrealized investment gains that were $454,321 larger than they had been at December 31, 2000. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.

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


                    PART II.  OTHER INFORMATION


                          ITEM 6.   EXHIBITS


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ACAP CORPORATION
                                           (Registrant)

Date:  May 14, 2001                  By: /s/William F. Guest
                                         ---------------------------
                                         William F. Guest, President

Date:  May 14, 2001:                 By: /s/John D. Cornett
                                         -----------------------
                                         John D. Cornett, Treasurer
                                         (Principal Accounting Officer)