Form 10QSB
period 2001-06-30
ACAP CORP
filed 2001-08-14
CIK 792468

Form 10-QSB

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT 1934
For the quarterly period ended June 30, 2001

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


             CLASS                        OUTSTANDING AUGUST 3, 2001

  Common Stock, Par Value $.10                       7,224



This Form 10-QSB contains a total of 14 pages, including any exhibits.


                    ACAP CORPORATION AND SUBSIDIARIES

                             FORM 10-QSB

                                INDEX


                                        Page No.
Part I.  Financial Information:


Item 1.  Financial Statements

              Condensed Consolidated Balance
              Sheet - June 30, 2001 (Unaudited)         3

              Condensed Consolidated Statements of
              Operations - Six Months Ended
              June 30, 2001 and 2000 (Unaudited)        5

              Condensed Consolidated Statements of
              Operations - Three Months Ended
              June 30, 2001 and 2000 (Unaudited)        6

              Condensed Consolidated Statements of
              Cash Flows - Six Months Ended
              June 30, 2001 and 2000 (Unaudited)        7

              Notes to Condensed Consolidated
              Financial Statements (Unaudited)          8


Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                               12



               PART I.  ITEM 1.  FINANCIAL INFORMATION

                 ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET
                        JUNE 30, 2001
                         (UNAUDITED)

ASSETS

Investments:
Fixed maturities available for sale                     $ 40,333,506
Equity securities                                            141,429
Mortgage loans                                               862,461
Policy loans                                               5,892,016
Short-term investments                                     1,585,412
                                                        ------------
Total investments                                         48,814,824

Cash                                                          52,371

Accrued investment income                                    664,092

Reinsurance receivable                                    96,622,691

Notes receivable                                           4,088,295

Accounts receivable (less allowance
for uncollectible accounts of $88,306)                       620,605

Deferred acquisition costs                                 1,396,404

Property and equipment
(less accumulated depreciation of $876,297)                  654,857

Costs in excess of net assets of acquired business
  (less accumulated amortization of $1,790,951)              882,826

Net deferred tax asset                                       659,668

Other assets                                               1,917,833
                                                        ------------
                                                        $156,374,466
                                                         ===========



See accompanying notes to condensed consolidated financial statements.

                                                        continued. .  .

LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
Policy liabilities:
Future policy benefits                                    $133,745,196
Contract claims                                              3,592,823
                                                          ------------
Total policy liabilities                                   137,338,019

Other policyholders' funds                                   2,001,505

Deferred gain on reinsurance                                 3,095,334

Deferred gain on sale of real estate                           153,472

Note payable                                                   937,500

Other liabilities                                            6,277,263
                                                          ------------
Total liabilities                                          149,803,093
                                                          ------------
Stockholders' equity:
Series A preferred stock, par value $.10 per share,
  authorized, issued and outstanding 74,000 shares
  (involuntary liquidation value $2,035,000)                 1,850,000

Common stock, par value $.10 per share,
authorized 10,000 shares, issued 8,759 shares                      876

Additional paid-in capital                                   6,259,589

Accumulated deficit                                         (1,301,013)

Treasury stock, at cost, 1,535 shares                         (507,842)

Accumulated other comprehensive income-net
unrealized gains, net of taxes of $138,974                     269,763
                                                          ------------
Total stockholders' equity                                   6,571,373
                                                          ------------

                                                          $156,374,466
                                                          ------------



See accompanying notes to condensed consolidated financial statements.


                     ACAP CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                               (UNAUDITED)

                                                 2001           2000
Revenues:
  Premiums and other considerations           $7,488,234     7,287,212

  Net investment income                        1,320,887     1,086,237

  Net realized investment gains                    9,421         1,718

  Reinsurance expense allowance                1,594,895     1,934,055

  Amortization of deferred gain on reinsurance   125,444       134,768

  Other income                                   148,660       171,298
                                              ----------    ----------
  Total revenues                              10,687,541    10,615,288
                                              ----------    ----------

Benefits and expenses:
  Policy benefits                              6,279,998     5,963,996

  Commissions and general expenses             4,688,770     4,736,420

  Interest expense                                41,271        56,593

  Amortization of deferred acquisition costs     110,510       129,234

  Amortization of costs in excess of net
  assets of acquired business                    119,832       119,832
                                              ----------    ----------
    Total benefits and expenses               11,240,381    11,006,075
                                              ----------    ----------

Loss before federal income tax expense
  (benefit)                                     (552,840)     (390,787)

Federal income tax expense (benefit):
  Current                                        275,823        89,319
  Deferred                                      (501,756)     (249,701)
                                              ----------    ----------

Net Loss                                        (326,907)     (230,405)
                                              ----------    ----------

Other comprehensive income (loss):
  Net unrealized holding gains (losses)
  arising during period, net of tax of
  $97,660 in 2001 and $12,029 in 2000            189,565       (28,134)
                                              ----------    ----------
Comprehensive loss                          $   (137,342)     (258,539)
                                              ----------    ----------

Loss per share:
  Loss per share-basic                      $     (59.34)       (45.34)
                                              -------------------------
  Loss per share-diluted                    $     (59.34)       (45.34)
                                              -------------------------


See accompanying notes to condensed consolidated financial statements.

                     ACAP CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                             (UNAUDITED)

                                                  2001           2000
Revenues:
  Premiums and other considerations           $3,494,549     3,492,403

  Net investment income                          545,918       537,072

  Net realized investment gains                    9,427         1,412

  Reinsurance expense allowance                  844,816       955,641

  Amortization of deferred gain on reinsurance    79,989        64,440

  Other income                                    75,587        93,617
                                             -----------     ---------
    Total revenues                             5,050,286     5,144,585
                                             -----------     ---------
Benefits and expenses:
  Policy benefits                              2,730,568     3,225,995

  Commissions and general expenses             2,439,665     2,199,464

  Interest expense                                20,966        27,922

  Amortization of deferred acquisition costs      55,026        65,224

  Amortization of costs in excess of net
  assets of acquired business                     59,915        59,915
                                             -----------     ---------
    Total benefits and expenses                5,306,140     5,578,520
                                             -----------     ---------
Loss before federal income tax expense
  (benefit)                                     (255,854)     (433,935)

Federal income tax expense (benefit):
  Current                                         (3,710)       48,825
  Deferred                                       (63,206)     (239,389)
                                             -----------     ---------
Net Loss                                        (188,938)     (243,371)
                                             -----------     ---------
Other comprehensive income (loss):
  Net unrealized holding gains (losses)
  arising during period, net of tax of
  $136,382 in 2001 and $1,148 in 2000           (264,756)        3,929
                                             -----------     ---------
Comprehensive loss                          $   (453,694)     (239,442)
                                             -----------     ---------
Loss per share:
  Loss per share-basic                      $     (32.88)       (40.57)
                                             -----------     ---------
  Loss per share-diluted                    $     (32.88)       (40.57)
                                             -----------     ---------

See accompanying notes to condensed consolidated financial statements.

                ACAP CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (UNAUDITED)


                                                 2001             2000

Cash flows from operating activities:
 Net loss                                    $  (326,907)     (230,405)
 Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization                 197,718       216,971
   Net realized investment gains on investments   (9,421)       (1,718)
   Deferred federal income tax benefit          (501,756)     (249,701)
   Decrease (increase) in reinsurance
    receivables                               (1,007,045)    2,585,848
   Decrease (increase) in accrued investment
    income                                         3,984       (36,700)
   Decrease (increase) in accounts receivable    (34,748)      122,607
   Increase in other assets                   (1,298,799)   (1,246,636)
   Increase (decrease) in future policy
    benefit liability                            969,483    (3,244,112)
   Increase (decrease) in contract claim
    liability                                   (400,084)        40,030
   Increase in other policyholders' funds
    liability                                     13,277         69,785
   Increase in other liabilities               1,755,136        204,524
                                             -----------      ---------
Net cash used in operating activities           (639,162)    (1,769,507)
                                             -----------      ---------
Cash flows from investing activities:
  Proceeds from sales and maturities of
  investments available for sale and
  principal repayments on mortgage loans       2,932,305      2,215,298
  Purchases of investments available for sale (1,558,273)    (3,385,844)
  Net decrease in policy loans                   248,442         98,378
  Net (increase) decrease in short-term
   Investments                                  (494,746)     3,488,501
  Purchase of property and equipment              (3,057)       (53,256)
                                             -----------      ---------
  Net cash provided by investing activities    1,124,671      2,363,077
                                             -----------      ---------
Cash flows from financing activities:
  Principal payments on note payable            (125,000)      (125,000)
  Deposits on policy contracts                   450,814        506,739
  Withdrawals from policy contracts             (788,233)      (925,035)
  Preferred dividends paid                      (101,751)       (97,131)
  Treasury stock purchases	                       -           (480)
                                             -----------      ---------
Net cash used in financing activities           (564,170)      (640,907)
                                             -----------      ---------
Net decrease in cash                             (78,661)       (47,337)
Cash at beginning of year                        131,032        127,180
                                             -----------      ---------
Cash at end of period                       $     52,371         79,843
                                            ===========================
See accompanying notes to condensed consolidated financial statements.

                   ACAP CORPORATION AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Form 10-KSB. The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

2.  ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available for sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The Company adopted the provisions of SFAS 133, SFAS 137, and SFAS 138 as of January 1, 2001 and this adoption did not have a material impact on its results of operations, financial condition or cash flows.

The Financial Accounting Standards Board's Statement No. 140 (Statement
140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability, replaced the Financial Accounting Standards Board's Statement No. 125 (Statement 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, but carries over most of Statement 125's provisions without change.
Statement 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after June 30, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000. The Company does not expect that adoption of Statement 140 will have a material impact on its consolidated financial statements.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company has not evaluated the impact of the adoption of Statement Nos. 141 and 142.

3.  LOSS PER SHARE

Basic loss per share is computed by dividing net loss (less dividends paid on preferred stock of $101,751 and $97,131 for the six months ended June 30, 2001 and 2000, respectively, and $53,188 and $47,406 for the three months ended March 31, 2001 and 2000, respectively) by the weighted average common shares outstanding (7,224 at June 30, 2001 and 2000).

Loss per share was not diluted for 2001 and 2000.

4.  STOCKHOLDERS' EQUITY

During the six months ended June 30, 2001, stockholders' equity changed for the following items: Increase in net unrealized investment gains of $189,565; net loss of $326,907; and cash dividends paid on preferred stock of $101,751.


5.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $315,000 and $187,665 for federal income taxes were made for the six months ended June 30, 2001 and 2000, respectively.

Cash payments of $45,980 and $56,254 for interest expense were made during the six months ended June 30, 2001 and 2000, respectively.

6.  NOTE PAYABLE

The Company has a note payable to Central National Bank in the amount of $1,500,000. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of June 30, 2001.

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

8.  SEGMENT INFORMATION

The Company operates in two reportable segments: Life and Health.

Financial information by industry segment is summarized as follows:

                                              Six Months Ended June 30
                                                  2001        2000
  Revenues:
  Life                                      $  4,250,638    4,152,775
  Health                                       6,436,903    6,462,513
  Revenues                                  $ 10,687,541   10,615,288

  Pretax Loss from Continuing Operations:
  Life                                      $   (179,234)    (137,102)
  Health                                        (373,606)    (253,685)
                                             -----------    ---------
  Pretax Loss from Continuing Operations    $   (552,840)    (390,787)
                                             ============   =========
  Identifiable Assets:
  Life                                      $148,383,764  150,163,552
  Health                                       7,990,702    7,019,799
  Identifiable Assets                       $156,374,466  157,183,351
                                            ============  ===========

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


                    ACAP CORPORATION AND SUBSIDIARIES

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Life Segment

Total life segment revenue was 2% higher during both the six months and the three months ended June 30, 2001 in comparison to the comparable periods in 2000. The Company recaptured a significant reinsurance agreement effective January 1, 2001 and then entered a new reinsurance agreement covering the same block of policies with a different reinsurer effective March 31, 2001 (the "Reinsurance Transactions"). As a result of the Reinsurance Transactions, premiums and net investment income were higher while the reinsurance expense allowance and the amortization of deferred gain on reinsurance were lower during the three months ended March 31, 2001 in comparison to the comparable period in 2000.

Life segment policy benefits were 34% higher during the six months ended June 30, 2001 in comparison to the comparable period in 2000. The increase in policy benefits is primarily attributable to the Reinsurance Transactions, whereby the policy benefits on the block of policies covered by the Reinsurance Transactions were recorded as direct expenses during the three months ended March 31, 2001 whereas the policy benefits on that block of policies had been fully ceded during the comparable period in 2000. Life segment policy benefits during the three months ended March 31, 2001 also include a charge of approximately $196,000 resulting from the recapture of a reinsurance agreement in connection with the Reinsurance Transactions. Life segment policy benefits were 13% lower during the three months ended June 30, 2001 in comparison to the comparable period in 2000. The Company experienced a lower volume of both death claims and surrenders during the three months ended June 30, 2001 in comparison to the comparable period in 2000.

Total life segment expenses (i.e., total benefits and expenses less policy benefits) were 10% lower during the six months ended June 30, 2001 in comparison to the comparable period in 2000. The Company currently operates on three policy administration systems. During 2000, the Company began the process of converting all of its policies to one of the three policy administration systems. To accomplish the conversions, the Company added programming and conversion resources. The Company completed the conversion of its largest block of policies, involving approximately 240,000 policies, on November 1, 2000. In November and December 2000, the Company made expense reductions that on an annualized basis exceed $500,000. These expense reductions were the primary reason that life segment expenses were lower during the six months ended June 30, 2001 in comparison to the comparable period in 2000. Total life segment expenses were 2% higher during the three months ended June 30, 2001 in comparison to the comparable period in 2000. The fees paid to state insurance departments were significantly higher during the three months ended June 30, 2001 in comparison to the comparable period in 2000. Such fees for 2001 include costs associated with the regular triennial examination of the insurance subsidiaries of the Company by the Texas Department of Insurance.

Primarily as a result of the $196,000 charge discussed above related to the Reinsurance Transactions, the life segment had a loss before income taxes of $179,234 for the six months ended June 30, 2001 in comparison to a loss of $137,102 for the comparable period in 2000. The life segment had a loss before income taxes of $65,852 for the three months ended June 30, 2001 in comparison to a loss of $166,093 for the comparable period in 2000.

Health Segment

Total health segment revenue was virtually unchanged for the six months ended June 30, 2001 in comparison to the comparable period in 2000.
Total health segment revenue decreased 4% during the three months ended June 30, 2001 in comparison to the comparable period in 2000. The decrease in revenue resulted from the Company writing a smaller volume of new business during the three months ended June 30, 2001 in comparison to the comparable period in 2000.

Total health segment policy benefits were 71% of total health segment revenue during the six months ended June 30, 2001 in comparison to 72% of total health segment revenue during the comparable period in 2000. Total health segment policy benefits were 67% of total health segment revenue during the three months ended June 30, 2001 in comparison to 77% of total health segment revenue during the comparable period in 2000. With the premium rate increases implemented in 2001, the Company has experienced an improved ratio of policy benefits to revenue.

Total health segment expenses (i.e., total benefits and expenses less policy benefits) were 35% of total health segment revenue during the six months ended June 30, 2001 in comparison to 32% of total health segment revenue during the comparable period in 2000. Total health segment expenses were 39% of total health segment revenue during the three months ended June 30, 2001 in comparison to 32% of total health segment revenue during the comparable period in 2000. The Company acquired a block of Medicare supplement and hospital indemnity policies effective June 1, 1999. The acquisition agreement contains a refund formula whereby the Company is obligated to refund "excess profits" from the acquisition date through December 31, 2001 if the results of the acquired Medicare supplement business exceed stipulated levels. The refund is recorded in general expenses. Without that refund, total health segment expenses were 22% of total health segment revenue during the six months ended June 30, 2001 in comparison to 31% of total health segment revenue during the comparable period in 2000 and total health segment expenses were 23% of total health segment revenue during the three months ended June 30, 2001 in comparison to 34% of total health segment revenue during the comparable period in 2000.

The health segment recorded a net loss before income taxes of $373,606 for the six months ended June 30, 2001 in comparison to a net loss of $253,685 for the comparable period in 2000. The health segment recorded a net loss before income taxes of $190,002 for the three months ended June 30, 2001 in comparison to a net loss of $267,842 for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Primarily due to a decrease in market interest rates during the six months ended June 30, 2001, the Company reported net unrealized investment gains that were $189,565 larger than they had been at December 31, 2000. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.

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


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ACAP CORPORATION
                                                   (Registrant)

Date:  August 13, 2001              By: /s/William F. Guest
                                        --------------------
                                        William F. Guest, President

Date:  August 13, 2001             By: /s/John D. Cornett
                                       ---------------------
                                        John D. Cornett, Treasurer
                                        Principal Accounting Officer)