Form 10QSB
period 2001-09-30
ACAP CORP
filed 2001-11-13
CIK 792468

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT 1934
For the quarterly period ended September 30, 2001
[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ____________ to ____________
Commission file number 0-14451

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


           CLASS                         OUTSTANDING NOVEMBER 5, 2001


    Common Stock, Par Value $.10                     7,224






This Form 10-QSB contains a total of 14 pages, including any exhibits.


                 ACAP CORPORATION AND SUBSIDIARIES
                            FORM 10-QSB
                              INDEX
                                                            Page No.
Part I.   Financial Information:

     Item 1.   Financial Statements

               Condensed Consolidated Balance
               Sheet - September 30, 2001 (Unaudited)          3

               Condensed Consolidated Statements of
               Operations - Nine Months Ended
               September 30, 2001 and 2000 (Unaudited)         5

               Condensed Consolidated Statements of
               Operations - Three Months Ended
               September 30, 2001 and 2000 (Unaudited)         6

               Condensed Consolidated Statements of
               Cash Flows - Nine Months Ended
               September 30, 2001 and 2000 (Unaudited)         7

               Notes to Condensed Consolidated
               Financial Statements (Unaudited)                8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     12

Part II.
     Item 5.   Other Information                              14

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
                     ACAP CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 2001
                                (UNAUDITED)
ASSETS
Investments:
  Fixed maturities available for sale                      $ 41,963,426
  Mortgage loans                                                770,892
  Policy loans                                                5,804,478
  Short-term investments                                      1,369,843
                                                             ----------
    Total investments                                        49,908,639

Cash                                                             42,705

Accrued investment income                                       751,406

Reinsurance receivable                                       95,090,819

Notes receivable                                              4,088,295

Accounts receivable (less allowance
for uncollectible accounts of $187,457)                         543,013

Deferred acquisition costs                                    1,342,564

Property and equipment
(less accumulated depreciation of $923,817)                     611,670
Costs in excess of net assets of
acquired business (less accumulated
amortization of $1,847,100)                                     826,677

Net deferred tax asset                                          521,512

Other assets                                                  1,946,369
                                                            -----------
                                                           $155,673,669
                                                            ===========


See accompanying notes to condensed consolidated financial statements.

                                                             continued..

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Policy liabilities:
    Future policy benefits                                $132,532,437
    Contract claims                                          3,233,132
                                                           -----------
       Total policy liabilities                            135,765,569

Other policyholders' funds                                   2,063,660

Deferred gain on reinsurance                                 3,039,478

Deferred gain on sale of real estate                           127,281

Note payable                                                   875,000

Other liabilities                                            6,599,432
                                                           -----------
    Total liabilities                                      148,470,420
                                                           -----------

Stockholders' equity:
   Series A preferred stock, par value $.10 per share,
    authorized, issued and outstanding 74,000 shares
    (involuntary liquidation value $2,035,000)               1,850,000
   Common stock, par value $.10 per share,
     authorized 10,000 shares, issued 8,759 shares                 876

   Additional paid-in capital                                6,259,589

   Accumulated deficit                                      (1,418,901)

   Treasury stock, at cost, 1,535 shares                      (507,842)

   Accumulated other comprehensive income-net
    unrealized gains, net of taxes of $462,340               1,019,527
                                                          ------------

    Total stockholders' equity                               7,203,249
                                                          ------------

                                                          $155,673,669
                                                           ===========

See accompanying notes to condensed consolidated financial statements.

                      ACAP CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                               (UNAUDITED)

                                                  2001             2000
Revenues:
    Premiums and other considerations          $10,954,032    10,975,102

    Net investment income                        1,876,316     1,641,568

    Net realized investment losses                 (53,007)       (8,019)

    Reinsurance expense allowance                2,436,278     2,858,504

    Amortization of deferred gain on reinsurance   207,491       195,692

      Other income                                 245,224       297,938
                                                ----------    ----------
      Total revenues                            15,666,334    15,960,785
                                                ----------    ----------
Benefits and expenses:
    Policy benefits                              8,877,272     8,627,956

    Commissions and general expenses             7,195,785     7,519,599

    Interest expense                                54,509        84,831

    Amortization of deferred acquisition costs     164,350       194,953

    Amortization of costs in excess of net
     assets of acquired business                   175,981       179,745
                                                ----------    ----------

      Total benefits and expenses               16,467,897    16,607,084
                                                ----------    ----------
Loss before federal income tax expense
  (benefit)                                       (801,563)     (646,299)
Federal income tax expense (benefit):
  Current                                          351,441       110,842
  Deferred                                        (749,834)     (416,899)
                                                ----------     ---------
Net loss                                          (403,170)     (340,242)
                                                ===========    =========

Other comprehensive income:
Net unrealized holding gains arising
during period, net of tax of $483,899
in 2001 and $173,552 in 2000                       939,329       152,493
                                                ----------    ----------

Comprehensive income (loss)                     $  536,159      (187,749)
                                                ==========     ==========
Loss per share:
  Loss per share-basic                          $  (75.66)        (67.59)
                                               =========================
  Loss per share-diluted                        $  (75.66)        (67.59)
                                               =========================

See accompanying notes to condensed consolidated financial statements

                     ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (UNAUDITED)
                                                   2001          2000
  Revenues:
    Premiums and other considerations          $3,465,798      3,687,890

    Net investment income                         555,429        555,331

    Net realized investment losses                (62,428)        (9,737)

    Reinsurance expense allowance                 841,383        924,449

    Amortization of deferred gain on reinsurance   82,047         60,924

      Other income                                 96,564        126,640
                                                ---------      ---------
      Total revenues                            4,978,793      5,345,497
                                                ---------      ---------
 Benefits and expenses:
  Policy benefits                               2,597,276      2,663,960

  Commissions and general expenses              2,507,015      2,783,177

  Interest expense                                 13,238         28,238

  Amortization of deferred acquisition costs       53,840         65,719

  Amortization of costs in excess of net
  assets of acquired business                      56,147         59,915
                                                ---------      ---------

  Total benefits and expenses                   5,227,516      5,601,009
                                                ---------      ---------

  Loss before federal income tax expense
    (benefit)                                    (248,723)      (255,512)
  Federal income tax expense (benefit):
  Current                                          75,618         21,523
  Deferred                                       (248,078)      (167,198)
                                                ---------      ---------

Net loss                                          (76,263)      (109,837)
                                                =========      =========

Other comprehensive income:
  Net unrealized holding gains
  arising during period, net of tax
  of $386,239 in 2001 and  $185,581 in 2000       749,764        180,627
                                                ---------      ---------

Comprehensive income (loss)                     $ 673,501         70,790
                                                =========       ========
Loss per share:
  Loss per share-basic                           $ (16.32)        (22.25)
                                                =========       ========
  Loss per share-diluted                         $ (16.32)        (22.25)
                                                =========       ========

See accompanying notes to condensed consolidated financial statements

                       ACAP CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (UNAUDITED)
                                                    2001          2000
Cash flows from operating activities:
  Net loss                                     $ (403,170)      (340,242)
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation and amortization                  270,604       326,814
    Allowance for uncollectible accounts            99,153            --
    Net realized investment losses on investments   53,007         8,019
    Deferred federal income tax benefit           (749,834)     (416,899)
    Decrease in reinsurance receivables            524,827     3,431,581
    Increase in accrued investment income          (83,330)     (156,850)
    Decrease (increase) in accounts receivable     (56,309)       84,792
    Increase in other assets                    (1,327,335)   (1,302,749)
    Decrease in future policy benefit liability    (89,983)   (3,964,470)
    Decrease in contract claim liability          (759,775)      (88,820)
    Increase in other policyholders' funds
    liability                                       75,432        62,017
    Increase in other liabilities                2,077,321       814,017
                                                 ---------     ---------
Net cash used in operating activities             (369,392)   (1,542,790)
                                                 ---------     ---------
Cash flows from investing activities:
  Proceeds from sales and maturities of
  investments available for sale and
  principal repayments on mortgage loans         4,432,687     4,045,326
  Purchases of investments available for sale   (3,379,447)   (5,469,044)
  Net decrease in policy loans                     335,980       288,329
  Net (increase) decrease in short-term
  investments                                     (279,177)    3,552,737
  Purchase of property and equipment                (7,390)      (65,209)
                                                 ----------   ----------
  Net cash provided by investing activities      1,102,653     2,352,139
                                                 ----------   ----------

Cash flows from financing activities:
  Principal payments on note payable              (187,500)     (187,500)
  Deposits on policy contracts                     696,521       796,927
  Withdrawals from policy contracts             (1,187,233)   (1,311,303)
  Preferred dividends paid                        (143,376)     (148,000)
  Treasury stock purchases                              --          (480)
                                                  ---------    ---------
Net cash used in financing activities             (821,588)     (850,356)
                                                  ---------     --------
Net decrease in cash                               (88,327)      (41,007)
Cash at beginning of year                          131,032       127,180
                                                  ---------    ---------
Cash at end of period                           $   42,705        86,173
                                                 =========     =========

See accompanying notes to condensed consolidated financial statements.

                      ACAP CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000, have been prepared by Acap Corporation (the "Company"), without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Form 10-KSB. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

2. ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available for sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The Company adopted the provisions of SFAS 133, SFAS 137, and SFAS 138 as of January 1, 2001 and this adoption did not have a material impact on its results of operations, financial condition or cash flows.

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

In July 2001, the FASB issued Statement No. 142, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company has not evaluated the impact of the adoption of Statement Nos. 141 and 142.

3. LOSS PER SHARE

Basic loss per share is computed by dividing net loss (less dividends paid on preferred stock of $143,376 and $148,000 for the nine months ended September 30, 2001 and 2000, respectively, and $41,625 and $50,875 for the three months ended September 30, 2001 and 2000, respectively) by the weighted average common shares outstanding (7,224 at September 30, 2001 and 2000).

Loss per share was not diluted for 2001 and 2000.

4.  STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2001, stockholders' equity changed for the following items: Increase in net unrealized investment gains of $939,330; net loss of $403,170; and cash dividends paid on preferred stock of $143,376.

5.  SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $355,000 and $99,564 for federal income taxes were made for the nine months ended September 30, 2001 and 2000, respectively.
Cash payments of $62,705 and $84,492 for interest expense were made during the nine months ended September 30, 2001 and 2000, respectively.

6. NOTE PAYABLE

The Company has a note payable to Central National Bank in the original amount of $1,500,000, which has a balance of $875,000 at September 30, 2001. The note is renewable by the bank each April 30 until fully repaid.
 The note bears interest at a rate equal to the base rate of a bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of September 30, 2001.

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

8. SEGMENT INFORMATION

The Company operates in two reportable segments: Life and Health.

Financial information by industry segment is summarized as follows:

                                                Nine Months Ended Sept 30
                                                    2001         2000
  Revenues:
  Life                                         $  6,220,015    6,132,053
  Health                                          9,446,319    9,828,732
                                                -----------   ----------
  Revenues                                     $ 15,666,334   15,960,785
                                                ===========   ==========

  Pretax Loss from Continuing Operations:
  Life                                         $   (292,411)    (168,928)
  Health                                           (509,152)    (477,371)
                                                 ----------   ----------
  Pretax Loss from Continuing Operations       $   (801,563)    (646,299)
                                                 ==========   ==========
  Identifiable Assets:
  Life                                         $147,484,895  149,606,521
  Health                                          8,188,774    7,117,247
                                                -----------  -----------
  Identifiable Assets                          $155,673,669  156,723,768
                                                ===========  ===========


                                              Three Months Ended Sept 30
                                                     2001        2000
  Revenues:
  Life                                         $  1,969,377    1,979,278
  Health                                          3,009,416    3,366,219
                                                 ----------   ----------
  Revenues                                     $  4,978,793    5,345,497
                                                 ==========   ==========

  Pretax Loss from Continuing Operations:
  Life                                         $   (113,177)     (31,826)
  Health                                           (135,546)    (223,686)
                                                 ----------   ----------
  Pretax Loss from Continuing Operations        $  (248,723)    (255,512)
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

10.  INVESTMENTS

At September 30, 2001, a pretax realized investment loss of approximately $ 185,000 was taken as an other-than-temporary impairment on a single issue of a fixed maturity investment held by both subsidiaries of the Company.

                       ACAP CORPORATION AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Life Segment

Total life segment revenue was 1% lower during the nine months and 8% lower during the three months ended September 30, 2001 in comparison to the comparable periods in 2000. Life segment revenue for the nine months ended September 30, 2001 was affected by certain reinsurance transactions as described below. The Company recaptured a significant reinsurance agreement effective January 1, 2001 and then entered a new reinsurance agreement covering the same block of policies with a different reinsurer effective March 31, 2001 (the "Reinsurance Transactions"). As a result of the Reinsurance Transactions, premiums and net investment income were higher while the reinsurance expense allowance and the amortization of deferred gain on reinsurance were lower during the three months ended March 31, 2001 in comparison to the comparable period in 2000. During the three months ended September 30, 2001, decreases in premium revenue and the reinsurance expense allowance due to normal attrition contributed to the reduced level of life segment revenue.

Life segment policy benefits were 23% higher during the nine months ended September 30, 2001 in comparison to the comparable period in 2000. The increase in policy benefits is primarily attributable to the Reinsurance Transactions, whereby the policy benefits on the block of policies covered by the Reinsurance Transactions were recorded as direct expenses during the three months ended March 31, 2001 whereas the policy benefits on that block of policies had been fully ceded during the comparable period in 2000. Life segment policy benefits during the three months ended March 31, 2001 also include a charge of approximately $196,000 resulting from the recapture of a reinsurance agreement in connection with the Reinsurance Transactions. Life segment policy benefits were 3% higher during the three months ended September 30, 2001 in comparison to the comparable period in 2000. The Company established a higher reserve for future policy dividends during the three months ended September 30, 2001 than had been established in the comparable period in 2000.

Total life segment expenses (i.e., total benefits and expenses less policy benefits) were 9% lower during the nine months and 8% lower during the three months ended September 30, 2001 in comparison to the comparable periods in 2000. The Company currently operates on three policy administration systems. During 2000, the Company began the process of converting all of its policies to one of the three policy administration systems. To accomplish the conversions, the Company added programming and conversion resources. The Company completed the conversion of its largest block of policies, involving approximately 240,000 policies, on November 1, 2000. In November and December 2000, the Company made expense reductions that on an annualized basis exceed $500,000. During 2001, the Company has made additional expense reductions associated with efficiencies related to the converted policies and through normal attrition as the number of policies in force diminishes. This combination of expense reductions was the primary reason that life segment expenses were lower during the nine months and the three months ended September 30, 2001 in comparison to the comparable period in 2000.

Primarily as a result of the $196,000 charge discussed above related to the Reinsurance Transactions, the life segment had a loss before income taxes (excluding realized investment losses) of $239,404 for the nine months ended September 30, 2001 in comparison to a loss of $160,909 for the comparable period in 2000. The life segment had a loss before income taxes (excluding realized investment losses) of $50,749 for the three months ended September 30, 2001 in comparison to a loss of $22,089 for the comparable period in 2000.

  Health Segment

Total health segment revenue was 2% lower for the nine months and 6% lower for the three months ended September 30, 2001 in comparison to the comparable period in 2000. The decrease in revenue resulted from the Company writing a smaller volume of new business during 2001 in comparison to 2000.

Total health segment policy benefits were 68% of total health segment revenue during both the nine months ended September 30, 2001 and the comparable period in 2000. Total health segment policy benefits were 61% of total health segment revenue during the three months ended September 30, 2001 in comparison to 60% of total health segment revenue during the comparable period in 2000.

Total health segment expenses (i.e., total benefits and expenses less policy benefits) were 38% of total health segment revenue during the nine months ended September 30, 2001 in comparison to 37% of total health segment revenue during the comparable period in 2000. Total health segment expenses were 43% of total health segment revenue during the three months ended September 30, 2001 in comparison to 47% of total health segment revenue during the comparable period in 2000. The Company acquired a block of Medicare supplement and hospital indemnity policies effective June 1, 1999. The acquisition agreement contains a refund formula whereby the Company is obligated to refund "excess profits" from the acquisition date through December 31, 2001 if the results of the acquired Medicare supplement business exceed stipulated levels. The refund is recorded in general expenses. Without that refund, total health segment expenses were 23% of total health segment revenue during the nine months ended September 30, 2001 in comparison to 30% of total health segment revenue during the comparable period in 2000 and total health segment expenses were 27% of total health segment revenue during the three months ended September 30, 2001 in comparison to 30% of total health segment revenue during the comparable period in 2000. In that the Company does not pay commissions on the additional premiums associated with rate increases, the effective commission rate decreases over time as rate increases are implemented. This decrease in the effective commission rate is a significant component of the decrease in total health segment expenses as a percentage of total health segment revenue.

The health segment recorded a net loss before income taxes of $509,152 for the nine months ended September 30, 2001 in comparison to a net loss of $477,371 for the comparable period in 2000. The health segment recorded a net loss before income taxes of $135,546 for the three months ended September 30, 2001 in comparison to a net loss of $223,686 for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Primarily due to a decrease in market interest rates during the nine months ended September 30, 2001, the Company reported net unrealized investment gains that were $939,329 larger than they had been at December 31, 2000. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.

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

                     PART II.  ITEM 5.  OTHER INFORMATION

Effective August 13, 2001, Mr. R. Wellington Daniels resigned his position as a member of the Board of Directors of the Company due to health reasons. Mr. Daniels had been a director since 1987 and was a member of the Audit Committee.

On November 12, 2001, the Board elected Mr. Jarred W. Sloan to fill the vacancy created by the resignation of Mr. Daniels. Mr. Sloan, age 62, is a Certified Public Accountant and for over five years has been the Vice President and Treasurer of the Clayton Foundation for Research located in Houston, Texas. Mr. Sloan will serve as a member of the Audit Committee.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.
                                                ACAP CORPORATION
                                                -----------------
                                                   (Registrant)
Date:  November 12, 2001                        By: /s/William F. Guest
                                                    ---------------------
                                               William F. Guest, President

Date:  November 12, 2001                        By: /s/John D. Cornett
                                                    ---------------------
                                               John D. Cornett, Treasurer
                                            (Principal Accounting Officer)