Form 10KSB
period 2001-12-31
ACAP CORP
filed 2002-03-28
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-KSB

(Mark One)
[X] ANNUAL REPORT under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended:                       December 31, 2001

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the issuer for its most recent fiscal year were $20,248,651.

As of March 25, 2002, 7,224 shares of the registrant's Common Stock, excluding shares held in treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant on such date, based on the average of the closing bid and asked prices for such shares on such date, was $1,443,080.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part II, Items 5 - 7 of Form 10-KSB is incorporated by reference from the registrant's 2001 Annual Report to Stockholders. The information required by Part III, Items 9 - 12 of Form 10-KSB is incorporated by reference from the registrant's definitive information statement to be furnished in connection with the Annual Meeting of Stockholders to be held on or about May 13, 2002.

The Exhibit Index, Part IV, Item 13, is located on page 7 of this Form
10-KSB.
This Form 10-KSB contains a total of 100 pages including any exhibits.

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

Fortune National Corporation ("Fortune Corp"), a Pennsylvania corporation, acquired a majority interest in American Capitol in 1984.
In the 1985 reorganization that resulted in American Capitol becoming a wholly owned subsidiary of Acap, Fortune Corp's majority interest in American Capitol was exchanged for an equivalent interest in Acap. Fortune Corp was liquidated during 1996, leaving Fortune Corp's majority stockholder, InsCap Corporation ("InsCap"), a Delaware corporation, with the controlling interest in Acap, approximately 46% at December 31, 2001.

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

Acquisitions to Date

Acap (i.e., its predecessor, American Capitol) switched from a traditional marketing strategy to the current acquisition strategy in 1984 in connection with the change in control and associated change in management resulting from Fortune Corp's purchase of a majority of the outstanding common stock. Since 1984, Acap has acquired six companies and five blocks of business. Primarily as a result of this acquisition activity, Acap's assets grew from approximately $64 million at December 31, 1984 to approximately $154 million at December 31, 2001.

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

Employees

At December 31, 2001, Acap had a total of 84 employees, of which 79 are full time employees. None of these employees is covered by a collective bargaining agreement. Acap believes that it has excellent relations with its employees.

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

The Company owns and services first mortgage loans with aggregate principal balances at December 31, 2001 of $763,128. The investment in mortgage loans was made primarily for income as opposed to capital gain. Residential mortgages represent 89% of the mortgage loan balances at December 31, 2001, with commercial mortgages constituting the balance.
In addition to the real estate collateral, approximately $632,000 of the mortgage loans at December 31, 2001 are guaranteed by an individual that the Company has reason to believe has a net worth well in excess of the balance of the guaranteed loans. The Company's investment policy prohibits making new investments in mortgage loans without the prior approval of the Board of Directors. There are no plans to make any mortgage loan investments in the foreseeable future. If the Company were interested in making a mortgage loan investment, regulatory restrictions applicable to Texas life insurance companies would prohibit the life insurance subsidiaries from investing in mortgage loans on real estate outside of the United States, in other than first liens, or in any loan that exceeds 25% of the insurer's statutory capital and surplus.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings involving the Company or any of its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter ended December 31, 2001.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The required information regarding the market for the common equity of the Company and related stockholder matters is incorporated herein by reference from "Stockholder Information" on page 32 of Acap's 2001 Annual Report to Stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from "Management's Financial Analysis" on pages 3 - 10 of Acap's 2001 Annual Report to Stockholders.

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements and supplementary data are incorporated herein by reference from pages 11-31 of Acap's 2001 Annual Report to Stockholders.

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

PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

 Exhibits           Description                  Location or Incorporation
                                                       by Reference

 3(a)(1) Certificate of Incorporation of   *Form 10 effective June 22, 1986,
         the Registrant dated March 12,        pages 58-61
          1985

 3(a)(2) Certificate of Amendment to       *Form 10 effective June 22, 1986,
         the Certificate of Incorporation      pages 62-65
         of the Registrant dated October,
         1985

 3(a)(3) Certificate of Amendment to the   *Form 10K dated December 31, 1988
         Certificate of Incorporation of       pages 51-53
         the Registrant dated August 22,
         1986

 3(a)(4) Certificate of Amendment to the   *Form S4, Registration No. 33-27874
         Certificate of Incorporation of
         the Registrant dated March 20,
         1989

 3(a)(5) Certificate of Amendment to the   *Form 10KSB dated December 31, 1994,
         Certificate of Incorporation of       pages 273- 276
         the Registrant dated May 9,
         1994

 3(b)(1) Bylaws of the Registrant, as      *Form 10K dated December 31, 1988
          amended                              pages 54-68

 3(b)(2) Amendment to the Bylaws of the    *Form 10Q dated March 31, 1990,
         Registrant                            page 11

 4       Certificate of Designations of    *Form 8K dated December 31, 1986,
         the Preferred Stock of the            pages 23-31
         Registrant

10(a)(1) 1997 American Capitol Insurance    *Form 10KSB dated December 31, 1997,
         Company Key Employee Incentive         pages 11-19
         Stock Option Plan

10(a)(2) Form of Grant of Stock Option used *Form 10KSB dated December 31, 1997,
         in 1997 American Capitol Insurance     pages 20-25
         Company Key Employee Incentive
         Stock Option Plan

10(b)(1) Employment Contract between        *Form 10QSB dated June 30, 2000,
         American Capitol Insurance             pages 22-29
         Company and John D. Cornett

10(b)(2) Stock Purchase Agreement between   *Form 10QSB dated March 31, 1997,
         American Capitol Insurance Company     pages 27-36
         and John D. Cornett

10(b)(3) Loan Forgiveness Agreement between *Form 10QSB dated June 30, 2000,
         American Capitol Insurance Company     pages 16-21
         And John D. Cornett
10(c)    Disability Income Agreement        *Form 10KSB dated December 31, 1997,
         between American Capitol Insurance     pages 26-29
         Company and William F. Guest

10(d)(1) Reinsurance Agreement between      *Form 10KSB dated December 31, 1993,
         American Capitol Insurance Company     pages 10-66
         and Crown Life Insurance Company
         effective December 31, 1992, as
         amended

10(d)(2) Amendment dated June 30, 1996 to   *Form 10KSB dated December 31, 1996,
         the Reinsurance Agreement between      pages 48-50
         American Capitol Insurance Company
         and Crown Life Insurance Company

10(e)(1) Reinsurance Agreement effective    *Form 10KSB dated December 31, 1994,
         February 2, 1995 between Oakley        pages 213-260
         Metcalf Insurance Company and
         Alabama Reassurance Company

10(e)(2) Amendment dated January 1, 1996    *Form 10KSB dated December 31, 1996,
         to the Reinsurance Agreement           pages 69-71
         between Oakley-Metcalf Insurance
         Company and Alabama
         Reassurance Company

10(e)(3) Amendment dated December 31, 1996  *Form 10KSB dated December 31,1996,
         to the Reinsurance Agreement           page 72
         between Texas Imperial Life
         Insurance Company and Alabama
         Reassurance Company

10(f)    Loan Agreement and related         *Form 10KSB dated December 31, 1994,
         documents between Acap Corporation     pages 261- 272
         and Central National Bank

10(g)    Liquidation Plan Regarding the     *Form 10QSB dated June 30, 1999,
         Insolvency and Liquidation of          pages 18-209
         The Statesman National Life
         Insurance Company

10(h)    Coinsurance Agreement dated        *Form 10KSB dated December 31, 1997,
         January 1, 1998 between Universal      pages 75-128
         Life Insurance Company and
         American Capitol Insurance
         Company
10(i)    Amendments Letter dated February   *Form 10KSB dated December 31, 1997,
         27, 1998 amending the Coinsurance      pages 129-132
         Agreement between Universal Life
         Insurance Company and American
         Capitol Insurance Company

10(j)    Closing Memorandum and Amendments  *Form 10KSB dated December 31, 1997,
         to the Coinsurance Agreement           pages 133-135
         between Universal Life Insurance
         Company and American Capitol
         Insurance Company

10(k)    Coinsurance Agreement dated        *Form 10KSB dated December 31, 1997,
         January 1, 1998 between Republic-      pages 154-176
         Vanguard Life Insurance Company
         and American Capitol Insurance
         Company

10(l)    Lease Agreement dated November 21, *Form 10KSB dated December 31,1997
         1997 between Realtycorp                pages 177-227
         International Group LC and American
         Capitol Insurance Company

10(m)    Trust Agreement and related        *page 10-63
         Amendment of Reinsurance Agreement
         between American Capitol Insurance
         Company and Republic-Vanguard Life
         Insurance Company dated January 1,
         1998

10(n)    Reinsurance Agreement between      *Form 10QSB dated March 31, 2001,
         Texas Imperial Life Insurance          pages 13-48
         Company And Hannover Life
         Reassurance (Ireland) Limited

11       Statement re computation of per    *2001 Annual Report to
         share earnings                         Stockholders  page 18

13       2001 Annual Report to Stockholders Pages 64-99

22       Subsidiaries of the Registrant     Page 100

---------------------------------------------------------------
* Exhibit is incorporated by reference to the listed document.

(b)      Reports on Form 8-K:

No reports on Form 8-K were filed in the last quarter of the year ended December 31, 2001.





			SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acap Corporation

Date:  		March 25, 2002

By:


/s/ William F. Guest
---------------------------------------
William F. Guest
Chairman of the Board



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 25, 2002

By:


/s/ William F. Guest                 /s/ John D. Cornett
-----------------------------        -------------------------------
William F. Guest                     John D. Cornett
Chairman of the Board, Director      Executive Vice President &
 & President (Principal              Treasurer (Principal Financial
     Executive Officer)               &  Accounting Officer)


/s/ Roy L. Butler                     /s/C. Stratton Hill, Jr.
-----------------------------         ------------------------------
Roy L. Butler                         C. Stratton Hill, Jr.
Director                              Director

/s/ Jarred W. Sloan
-----------------------------
Jarred W. Sloan
Director

EXHIBIT 21


SUBSIDIARIES OF ACAP CORPORATION

Wholly owned subsidiary of Acap Corporation:

American Capitol Insurance Company (Texas)

Wholly owned subsidiaries of American Capitol Insurance Company:

Imperial Plan, Inc. (Texas)
Texas Imperial Life Insurance Company (Texas)