Form 10QSB
period 2002-03-31
ACAP CORP
filed 2002-05-15
CIK 792468

Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT 1934
For the quarterly period ended March 31, 2002

[X]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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


            CLASS                           OUTSTANDING MAY 3, 2002

  Common Stock, Par Value $.10                         7,224





This Form 10-QSB contains a total of 14 pages, including any exhibits.


                 ACAP CORPORATION AND SUBSIDIARIES

                          FORM 10-QSB

                             INDEX


                                                        Page No.
Part I. Financial Information:


        Item 1.  Financial Statements

                 Condensed Consolidated Balance
                   Sheet - March 31, 2002  (Unaudited)        3

                 Condensed Consolidated Statements of
                  Operations - Three Months Ended
                  March 31, 2002 and 2001  (Unaudited)        5


                 Condensed Consolidated Statements of
                  Cash Flows - Three Months Ended
                  March 31, 2002 and 2001  (Unaudited)        6

                 Notes to Condensed Consolidated
                  Financial Statements (Unaudited)            7


        Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                 11

Part II.

        Item 5.  Other Information                           13






                 PART I.  ITEM 1.  FINANCIAL INFORMATION

                   ACAP CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET
                             MARCH 31, 2002
                               (UNAUDITED)

ASSETS

Investments:
Fixed maturities available for sale                    $ 40,874,185
Mortgage loans                                              672,365
Policy loans                                              5,559,405
Short-term investments                                    2,188,433
                                                        -----------
 Total investments                                       49,294,388

Cash                                                        155,206

Accrued investment income                                   727,426

Reinsurance receivable                                   93,799,364

Notes receivable                                          4,088,295

Accounts receivable (less allowance
 for uncollectible accounts of $187,444)                    606,605

Deferred acquisition costs                                1,231,587

Property and equipment
 (less accumulated depreciation of $882,811)                529,585

Costs in excess of net assets of
 acquired business                                          778,044

Net deferred tax asset                                      806,693

Other assets                                              2,215,045
                                                        -----------

                                                       $154,232,238
                                                        ===========



See accompanying notes to condensed consolidated financial statements.

                                                     continued.






LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
Policy liabilities:
Future policy benefits                              $130,567,885
Contract claims                                        3,067,512
                                                     -----------
Total policy liabilities                             133,635,397

Other policyholders' funds                             2,042,394

Deferred gain on reinsurance                           2,936,211

Deferred gain on sale of real estate                      75,817

Note payable                                             750,000

Other liabilities                                      8,261,866
                                                     -----------

Total liabilities                                    147,701,685
                                                     -----------

Stockholders' equity:
Series A preferred stock, par value $.10 per share,
  authorized,issued and outstanding 74,000 shares
  (involuntary liquidation value $2,035,000)           1,850,000

Common stock, par value $.10 per share,
  authorized 10,000 shares, issued 8,759 shares              876

Additional paid-in capital                             6,259,589

Accumulated deficit                                   (1,396,478)

Treasury stock, at cost, 1,535 shares                   (507,842)

Accumulated other comprehensive income-net
 unrealized gains, net of taxes of $167,123              324,408
                                                     -----------

Total stockholders' equity                             6,530,553
                                                     -----------


                                                    $154,232,238
                                                     -----------




See accompanying notes to condensed consolidated financial statements.





                   ACAP CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (UNAUDITED)



                                              2002          2001
Revenues:
Premiums and other considerations          $3,346,557     3,993,685

Net investment income                         548,986       774,969

Net realized investment losses                (43,734)           (6)

  Reinsurance expense allowance               794,724       750,079

  Amortization of deferred gain on
   reinsurance                                 74,505        45,455

  Other income                                 61,723        73,073
                                          -----------   -----------

 Total revenues                             4,782,761     5,637,255
                                          -----------   -----------

Benefits and expenses:
  Policy benefits                           2,193,070     3,549,428

  Commissions and general expenses          1,780,719     2,249,108

  Interest expense                              8,786        20,305

  Amortization of deferred acquisition
   costs                                       60,616        55,484

  Amortization of costs in excess of net
  assets of acquired business                      --        59,916
                                           ----------   -----------

  Total benefits and expenses               4,043,191     5,934,241
                                          -----------   -----------

Income before federal income tax expense
 (benefit)                                    739,570      (296,986)

Federal income tax expense (benefit):
  Current                                     123,015       279,533
  Deferred                                    116,033      (438,550)
                                          -----------    ----------

Net income / (loss)                           500,522      (137,969)
                                          ===========   ===========



Other comprehensive income (loss):
 Net unrealized holding gains (losses)
 arising during period, net of tax of
 $278,904 in 2002 and $173,552 in 2001       (541,402)	   454,321

 Net unrealized investments holding
 losses arising during period, net of
 taxes of 36,542 in 2002                      (70,935)          --


 Less: reclassification adjustment for net
 investment gains included in net income,
 net of taxes of 14,870 in 2002 and            28,864           --
 -0- in 2001

Comprehensive income (loss)                 $ (82,951)      316,352
                                            ==========  ===========


Earnings (loss) per share:
 Earnings (loss) per share-basic           $ 64.48	   (26.46)
                                          =======================
 Earnings (loss) per share-diluted         $ 63.37         (26.46)
                                          =======================

See accompanying notes to condensed consolidated financial statements.






                ACAP CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                           (UNAUDITED)
                                                  2002        2001
                                                  ----        ----
Cash flows from operating activities:
Net income (loss)                            $  500,522     (137,969)
Adjustments to reconcile net income to
 net cash used in operating activities:
  Depreciation and amortization                  53,230      116,919
  Net realized investment losses on
  investments                                    43,734            6
  Deferred federal income tax benefit           116,033     (438,550)
  Decrease (increase) in reinsurance
   receivables                                  563,064   (1,226,720)
  Increase in accrued investment income         (60,635)    (107,718)
  Decrease (increase) in accounts
   receivable                                     5,324      (74,174)
  Increase in other assets                   (1,323,194)  (1,235,964)
  Increase (decrease) in future policy
   benefit liability                           (789,952)   1,055,312
  Increase in contract claim liability          223,446       20,033
  Increase (decrease) in other
   policyholders' funds liability                28,839      (89,180)
  Increase in other liabilities               1,579,597	   1,634,149
                                             ----------   ----------
Net cash provided by (used in) operating
 activities                                     940,008     (483,856)



Cash flows from investing activities:
 Proceeds from sales and maturities of
  investments available for sale and
  principal repayments on mortgage loans       4,312,081      680,661
 Purchases of investments available
  for sale                                    (4,057,274)          --
 Net decrease in policy loans                    235,642      198,056
 Net increase in short-term investments       (1,081,213)    (172,436)
 Purchase of property and equipment               (9,255)      (5,741)
                                             -----------   ----------
 Net cash provided by (used in) investing
  activities                                    (600,019)     700,540
                                             -----------   ----------

Cash flows from financing activities:
 Principal payments on note payable             (62,500)      (62,500)
 Deposits on policy contracts                   206,501       196,563
 Withdrawals from policy contracts             (708,474)     (358,172)
 Preferred dividends paid                       (34,688)      (53,188)
 Net cash used in financing activities         (599,161)     (277,297)


Net decrease in cash                          (259,172)       (60,613)
Cash at beginning of year                      414,378        131,032
Cash at end of period                      $   155,206         70,419
                                           ===========      ==========

See accompanying notes to condensed consolidated financial statements.

              ACAP CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

The condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of operations for the three month periods ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three month periods ended March 31,2002 and 2001, have been prepared by Acap Corporation (the "Company"),without audit. In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB. The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

2.     ACCOUNTING STANDARDS
       --------------------

The Financial Accounting Standards Board's Statement No. 140 (Statement 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability, replaced the Financial Accounting Standards Board's Statement No. 125 (Statement 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, but carries over most of Statement 125's provisions without change. Statement 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after June 30, 2001. Disclosure requirements of this statement and any changes in accounting for collateral were effective for fiscal years ending after December 15, 2000. The adoption of Statement 140 had no impact on its consolidated financial statements.



In July 2001, the FASB issued Statement No. 142, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets
 to Be Disposed Of. The impact of the adoption of SFAS Nos. 141 and 142 will result in no amortization of goodwill for 2002. Goodwill amortization recognized in the first quarter of 2001 was $59,916.

3.     EARNINGS (LOSS) PER SHARE
       -------------------------

Basic earnings (loss) per share is computed by dividing net income
(loss) (less dividends paid on preferred stock of $34,688 and $53,188 for the three months ended March 31, 2002 and 2001, respectively,) by the weighted average common shares outstanding
(7,224 at March 31, 2002 and 2001).

Earnings per share on diluted basis is computed by dividing net income (less dividends paid on preferred stock of $34,688 for the three months ended March 31, 2002) by the weighted average common share outstanding as if stock options were exercised (7,351 at March 31, 2002). Loss per share was not diluted for 2001.

4.     STOCKHOLDERS' EQUITY
       --------------------

During the three months ended March 31, 2002, stockholders' equity changed for the following items: Decrease in net unrealized investment gains of $541,402; net income of $500,522; and cash dividends paid on preferred stock of $34,688.



5.     SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS
       ---------------------------------------------

Cash payments of $ -0- and $10,000 for federal income taxes were made for the three months ended March 31, 2002 and 2001, respectively.

Cash payments of $10,169 and $25,411 for interest expense were made during the three months ended March 31, 2002 and 2001, respectively.

6.     NOTE PAYABLE
       ------------

The Company has a note payable to Central National Bank in the original amount of $1,500,000, which has a balance of $750,000 at March 31, 2002. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of a bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of March 31, 2002.

7.     NOTES RECEIVABLE
       ----------------

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

8.     SEGMENT INFORMATION
       -------------------

The Company operates in two reportable segments: Life and Health.

Financial information by industry segment is summarized as follows:

Three Months Ending March 31, 2002

                                  Life       Health      Total
                                  ----       ------      -----
Revenues:
 Premiums                     $  573,046   2,773,511     3,346,557
 Net investment income           508,416      40,570       548,986
 Realized investment losses      (43,734)         --       (43,734)
 Reinsurance expense allowance   794,724          --       794,724
 Amortization of deferred gain    74,505          --        74,505
 Other income                         30      61,693        61,723
                               -----------------------------------
    Revenues                   1,906,987   2,875,774     4,782,761
                               -----------------------------------
Benefits and Expenses
  Net policy benefits            302,333   1,890,737    2,193,070
  Commissions and general
   expenses                    1,213,929     566,790    1,780,719
  Interest expense                 8,786          --        8,786
  Amortization of costs in
   excess of net assets of
   acquired business                  --          --           --
  Amortization of deferred
  acquisition costs               38,598       22,018      60,616
                                ---------------------------------
   Benefits and Expenses       1,563,646    2,479,545   4,043,191
Pretax Loss from Continuing
 Operations                   $  343,341      396,229     739,570
                               ----------------------------------

Identifiable Assets
 (as of March 31,  2002)    $146,241,979    7,990,259 154,232,238
                             ====================================





Three Months Ending March 31, 2001


                               Life        Health      Total
                               ----        ------      -----
Revenues:
    Premiums                   777,895   3,215,790   3,993,685
    Net investment income      717,461      57,508     774,969
    Realized investment losses      (6)         --          (6)
    Reinsurance expense
     allowance                 750,079          --     750,079
    Amortization of deferred
     gain                       45,455          --      45,455
    Other income                 8,768      64,305      73,073
                             ---------------------------------
     Revenues                2,299,652   3,337,603   5,637,255
                             ---------------------------------

   Benefits and Expenses:
    Net policy benefits      1,087,816   2,461,612   3,549,428
    Commissions and general
     expenses                1,224,232   1,024,877   2,249,109
    Interest expense            20,305          --      20,305
    Amortization of costs
     in excess of net assets
     of acquired business       59,915          --      59,915
    Amortization of deferred
     acquisition costs          20,766      34,718      55,484
                             ---------------------------------
     Benefits and Expenses   2,413,034   3,521,207   5,934,241
                             ---------------------------------

     Pretax Loss from
      Continuing
     Operations           $  (113,382)    (183,604)   (296,986)
                          ====================================

Identifiable Assets
 (as of March 31, 2001)
                         $149,549,611   7,927,899  157,477,510
                          ====================================


9.     REINSURANCE TRANSACTIONS
       ------------------------

Effective January 1, 2002, the reinsurance treaty with Republic Vanguard Life Insurance Company ("Republic") was amended to change the percentage of profits to which the Company is entitled once the accumulated profits under the Treaty reach a specified level from 70% to 85%. Another result of the amendment is that American Capitol will hold and be responsible for managing the investments supporting the treaty instead of Republic holding and managing such investments.

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


10.     OTHER LIABILITIES

Included in Other Liabilities on the condensed consolidated financial statements is an experience refund amount due to various state guaranty associations in the amount of approximately $4.7 million in connection with the acquisition by the Company of a block of Medicare Supplement policies from the guaranty associations effective June 1, 1999.



                   ACAP CORPORATION AND SUBSIDARIES

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ------------------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

     Life Segment

Two reinsurance transactions in the first quarter of 2001 affecting the same block of life insurance policies (the "Reinsurance Transactions") affected the Company's life segment operations for the first quarter of 2001. But for the Reinsurance Transactions, the policy transactions that occurred during the first quarter of 2001 related to this block of policies would not have been recorded by the Company but, instead, would have been recorded by the reinsurers for the quarter in question. The Reinsurance transactions involved recapturing a block of policies from one reinsurer effective January 1, 2001, and then, effective March 31, 2001, the same block of policies was reinsured with a different reinsurer. Thus, the subject policy transactions were recorded as part of the Company's operations for the first quarter of 2001, but they were not reflected as part of the Company's operations subsequent to that period, including the first quarter of 2002, to which fact reference will be made in the following discussion.

Total life segment revenue was 17% lower during the three months ended March 31, 2002 in comparison to the comparable period in 2001. As a result of the Reinsurance Transactions, premiums and net investment income were lower while the reinsurance expense allowance and the amortization of deferred gain on reinsurance were higher during the three months ended March 31, 2002 in comparison to the comparable period in 2001. The life segment revenues for the first quarter of 2002 include $43,734 in realized investment losses, $43,728 more than in the first quarter of 2001.

Life segment policy benefits were 72% lower during the three months ended March 31, 2002 in comparison to the comparable period in 2001. The decrease in policy benefits is primarily attributable to three factors. The first factor is the Reinsurance Transactions, whereby the policy benefits on the block of policies covered by the Reinsurance Transactions were recorded as direct expenses during the three months ended March 31, 2001 whereas the policy benefits on that block of policies were fully ceded during the comparable period in 2002. The second factor is that life segment policy benefits during the three months ended March 31, 2001 also include a charge of approximately $196,000 resulting from the recapture of a reinsurance agreement in connection with the Reinsurance Transactions. The third factor is a one-time gain on indemnity reinsurance related to a single large policy. The policy in question was reinsured for the face amount of the policy in excess of the Company's retention without regard to policy reserves the Company was holding on the policy. Upon the death of the insured during the first quarter of 2002, the reinsurer reimbursed the Company for the face amount that was reinsured and the Company released the reserves related to the policy. This resulted in a net reduction of life segment policy benefits of approximately $340,000.

Total life segment expenses (i.e., total benefits and expenses less policy benefits) were 5% lower during the three months ended March 31, 2002 in comparison to the comparable period in 2001.
In part the lower level of life segment expenses during the first quarter of 2002 is the result of lower costs realized by the Company as a result of increased efficiencies and a smaller policy base. Total life segment expenses during the first quarter of 2001 also included $59,915 of amortization of goodwill. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which is effective for the Company in 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company's initial test for impairment concluded that there was no impairment. Therefore, there was no amortization of goodwill recorded during the first quarter of 2002.

As a result of the factors discussed above, the life segment had income before income taxes of $343,341 for the three months ended
March 31, 2002 in comparison to a loss of $113,382 for the comparable period in 2001.

     Health Segment

Total health segment revenue decreased 14% during the three months ended March 31, 2002 in comparison to the comparable period in 2001. Premium increases from rate adjustments on the existing policies in force and the premiums related to new issues were more than offset by the loss of premium income due to policy terminations.

Total health segment policy benefits were 66% of total health segment revenue during the three months ended March 31, 2002 in comparison to 74% of total health segment revenue during the comparable period in 2001. The improved ratio of health segment policy benefits to health segment revenue during the first quarter of 2002 is largely the result of premium adjustments effected on existing policies in force.

Total health segment expenses (i.e., total benefits and expenses less policy benefits) were 21% of total health segment revenue during the three months ended March 31, 2002 in comparison to 32% of total health segment revenue during the comparable period in 2001. Health segment expenses for the first quarter of 2001 included $355,690 of "experience refund" (described below) that was not included in the first quarter of 2002.

The Company is obligated to make an "experience refund" to various state guaranty associations in connection with the acquisition by the Company of a block of Medicare supplement policies from the guaranty associations effective June 1, 1999, pursuant to an acquisition agreement. Pursuant to said agreement, the guaranty associations provided funds to the Company to cover the projected losses expected to arise from the performance of the subject policies, the amount of which was based on a projection of losses made at the time of the acquisition of the policies ("original projection"). The agreement was that the Company would refund to the guaranty associations a portion of the amount by which the actual performance of the block (for the designated period ending December 31, 2001) exceeded the original projection, based on a refund formula set forth in the agreement ("experience refund"). The settlement with the guaranty associations related to the experience refund is scheduled to be made in the fourth quarter of 2002 following a "true-up" of the December 31, 2001 claims liability based on the actual claims experience through the first two quarters of 2002.

As a result of the factors noted above, the health segment recorded income before income taxes of $396,229 for the three months ended March 31, 2002 in comparison to a loss of $183,604 for the comparable period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operations increased in the first quarter of 2002 as compared to the first quarter of 2001 primarily from the reinsurance proceeds received of $970,000 on a large death claim where the corresponding claim payment was not funded at March 31, 2002. The reinsurance proceeds on this claim were invested in a short-term investment instrument.

Primarily due to an increase in market interest rates during the three months ended March 31, 2002, the Company reported net unrealized investment gains that were $541,402 lower than they had been at December 31, 2001. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.

CAUTIONARY STATEMENT
--------------------

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

                PART II.  ITEM 5. OTHER INFORMATION
                -----------------------------------

By a letter dated March 22, 2002 from NASDAQ, the Company was informed of a plan to replace NASDAQ's OTC Bulletin Board, on which the Company's stock trades, with a new market, the Bulletin Board Exchange. Information published by the
Bulletin Board Exchange indicates that the new market is scheduled to launch in the first quarter of 2003, pending approval by the Securities and Exchange Commission, and that NASDAQ plans to discontinue the OTC Bulletin Board six months following the launch of the Bulletin Board Exchange.

On May 9, 2002, the Company became aware that proposed listing qualifications published by the Bulletin Board Exchange include the requirement that issuers have at least 100 round-lot stockholders (i.e., stockholders owning 100 or more shares) and have at least 200,000 shares in the public float.
The Company does not meet either or these qualifications. If the changes noted above come to pass with the listing qualifications noted above, the Company's stock would not be listed on the Bulletin Board Exchange and the OTC Bulletin Board would cease to exist. The Company's shares could still trade through informal, over-the-counter methods. For example, the market makers may choose to move their quotes in the Company's stock to the PinkSheets. At this time, the Company cannot forecast the changes, if any, that may be adopted or the impact of such changes on the market for the Company's stock.



                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ACAP CORPORATION
                                               ----------------
                                                 (Registrant)


Date:  May 15, 2002                    By: /s/William F. Guest
                                          -----------------------
                                       William F. Guest, President



Date:  May 15, 2002                    By: /s/John D. Cornett
                                       John D. Cornett, Treasurer
                                          -----------------------
                                    (Principal Accounting Officer)