Form 10QSB
period 2002-06-30
ACAP CORP
filed 2002-08-15
CIK 792468

Form 10-QSB

(Mark One)

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT 1934

For the quarterly period ended June 30, 2002

 [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ----------- to ------------

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


            CLASS                        OUTSTANDING AUGUST 5, 2002

 Common Stock, Par Value $.10                      7,224


This Form 10-QSB contains a total of 14 pages, including any exhibits.




                  ACAP CORPORATION AND SUBSIDIARIES

                             FORM 10-QSB

                                INDEX

                                                     Page No.
                                                     --------
Part I. Financial Information:


     Item 1.    Financial Statements

                Condensed Consolidated Balance
                 Sheet - June 30, 2002  (Unaudited)       3

                Condensed Consolidated Statements of
                 Operations - Six Months Ended
                 June 30, 2002 and 2001  (Unaudited)      4

                Condensed Consolidated Statements of
                 Operations - Three Months Ended
                 June 30, 2002 and 2001 (Unaudited)       5

                Condensed Consolidated Statements of
                 Cash Flows - Six Months Ended
                 June 30, 2002 and 2001  (Unaudited)      6

                Notes to Condensed Consolidated
                 Financial Statements (Unaudited)         7


Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                    12


          Certification of Periodic Financial Report     14





            PART I.  ITEM 1.  FINANCIAL INFORMATION

                    ACAP CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET
                           JUNE 30, 2002
                           (UNAUDITED)

Assets
Investments:
   Fixed maturities available for sale                  $41,681,744
   Mortgage loans                                           663,908
   Policy loans                                           5,481,194
   Short-term investments                                 1,190,968
                                                     --------------
       Total investments                                 49,017,814
Cash                                                         88,914
Accrued investment income                                   655,997
Reinsurance receivable                                   93,625,574
Notes receivable                                          4,088,295
Accounts receivable (less allowance for
 uncollectible accounts of $187,444)                        552,723
Deferred acquisition costs                                1,185,954
Property and equipment (less accumulated
 depreciation of $1,061,057)                                483,821
Costs in excess of net assets of
 acquired business                                          778,044
Net deferred tax asset                                      714,424
Other assets                                              2,297,005
                                                     --------------

                                                     $  153,488,565
                                                     ==============

Liabilities
Policy liabilities:
    Future policy benefits                           $  130,348,831
    Contract claims                                       2,648,838
                                                     --------------
       Total policy liabilities                         132,997,669
Other policyholders' funds                                2,090,811
Deferred gain on reinsurance                              2,867,140
Deferred gain on sale of real estate                         50,544
Note payable                                                687,500
Other liabilities                                         7,405,742
                                                     --------------
   Total liabilities                                    146,099,406
                                                     --------------





Stockholders' Equity
Series A preferred stock, par value $.10 per share,
 authorized, issued, and outstanding 74,000 shares
 (involuntary liquidation value $2,035,000)               1,850,000
 Common stock, par value $.10 per share, authorized
 10,000 shares, issued 8,759 shares                             876
Additional paid-in capital                                6,259,589
Accumulated deficit                                        (910,864)
Treasury stock, at cost, 1,535 shares                      (507,842)
Accumulated other comprehensive income - net
  unrealized gains, net of taxes of $359,268                697,400
                                                     --------------
    Total stockholders' equity                            7,389,159
                                                     --------------

                                                     $  153,488,565
                                                     ==============

See accompanying notes to condensed consolidated financial statements.




                        ACAP CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                               (UNAUDITED)


                                               2002           2001
Revenues

Premium and other considerations       $   6,454,391     7,488,234
Net investment income                      1,104,652     1,320,887
Net realized investment gains (losses)       (43,599)        9,421
Reinsurance expense allowance              1,599,564     1,594,895
Amortization of deferred gain on
  reinsurance                                168,849       125,444
Other income                                 123,063       148,660
                                        --------------------------
    Total revenues                         9,406,920    10,687,541
                                        --------------------------


Benefits and expenses
Policy benefits                            4,211,550     6,279,998
Commissions and general expenses           3,812,492     4,688,770
Interest expense                              17,279        41,271
Amortization of deferred acquisitions
 costs                                       106,249       110,510
Amortization of costs in excess of net
 assets of acquired business                      --       119,832
                                         -------------------------
   Total benefits and expenses             8,147,570    11,240,381
                                         -------------------------


Income (loss) before federal income
  tax expense (benefit)                    1,259,350      (552,840)


Federal income tax expense (benefit):
   Current                                   225,835       275,823
   Deferred                                   16,155      (501,756)
                                          ------------------------

Net income (loss)                          1,017,360      (326,907)
                                          ------------------------

Other comprehensive income (loss)
Net unrealized holding gains (losses)
 arising during period, net of tax of
 $101,583 in 2002 and $100,863 in 2001      (197,183)       195,783




Less:  reclassification adjustment for net
 investment gains and losses included
 in net income, net of taxes of $14,824 in
 2002 and $3,203 in 2001                      28,775         (6,218)
                                           ------------------------
   Comprehensive income (loss)            $  848,952       (137,342)
                                          =========================


Earnings (loss) per share
Earnings (loss) per share - basic          $  131.71         (59.34)
                                         ==========================
Earnings (loss) per share - diluted        $  131.71         (59.34)
                                         ==========================

See accompanying notes to condensed consolidated financial statements.


                   ACAP CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                            (UNAUDITED)
                                             2002           2001
Revenues
Premium and other considerations        $  3,107,834    3,494,549
Net investment income                        555,666      545,918
Net realized investment gains                    135        9,427
Reinsurance expense allowance                804,840      844,816
Amortization of deferred gain on
 reinsurance                                  94,344       79,989
Other income                                  61,340       75,587
                                         ------------------------
   Total revenues                          4,624,159    5,050,286
                                         ------------------------

Benefits and expenses
Policy benefits                            2,018,480    2,730,568
Commissions and general expenses           2,031,773    2,439,665
Interest expense                               8,493       20,966
Amortization of deferred acquisitions
 costs                                        45,633       55,026
Amortization of costs in excess of net
 assets of acquired business                      --       59,915
                                         ------------------------
   Total benefits and expenses             4,104,379    5,306,140
                                         -----------------------
Income (loss) before federal income
 tax expense (benefit)                       519,780     (255,854)

Federal income tax expense (benefit):
   Current                                   102,820       (3,710)
   Deferred                                  (99,878)     (63,206)
                                         ------------------------
Net income (loss)                            516,838     (188,938)
                                         ------------------------

Other comprehensive income (loss)
Net unrealized holding losses arising
 during period, net of tax of $192,099
  in 2002 and $133,177 in 2001              (372,905)    (258,534)
Less:  reclassification adjustment
 for net investment gains and losses
 included in net income, net of taxes
 of $46 in 2002 and $3,205 in 2001               (89)      (6,222)
                                         ------------------------
   Comprehensive income (loss)          $    143,844 	   (453,694)
                                         ========================

Earnings (loss) per share
Earnings (loss) per share - basic       $      67.22       (32.88)
                                         ========================
Earnings (loss) per share - diluted     $      67.22       (32.88)
                                         ========================
See accompanying notes to condensed consolidated financial statements.


                    ACAP CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (UNAUDITED)
                                                2002        2001
Cash flows from operating activities:
Net income (loss)                        $  1,017,360     (326,907)
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation and amortization               48,449      197,718
   Net realized investment (gains)
    losses on investments                      43,599       (9,421)
   Deferred federal income tax expense
   (benefit)                                   16,155     (501,756)
   Decrease (increase) in reinsurance
    receivables                               736,854   (1,007,045)
   Decrease in accrued investment income       10,794        3,984
   Decrease (increase) in accounts
    receivable                                 59,206      (34,748)
   Increase in other assets                (1,405,155)  (1,298,799)
   Increase (decrease) in future policy
    benefit liability                        (906,777)     969,483
   Decrease in contract claim liability      (195,228)    (400,084)
   Increase in other policyholders' funds
    liability                                  77,256       13,277
   Increase in other liabilities              723,470    1,755,136
                                         -------------------------
Net cash provided by (used in) operating
  activities                                  225,983     (639,162)
                                         -------------------------
Cash flows from investing activities:
Proceeds from sales and maturities of
 investments available for sale and
 principal repayments on mortgage loans     5,828,690    2,932,305
Purchases of investments available for
 sale                                      (5,805,743)  (1,558,273)
Net decrease in policy loans                  313,853      248,442
Net increase in short-term investments        (83,748)    (494,746)
Purchase of property and equipment             (9,391)      (3,057)
                                         -------------------------
Net cash provided by investing activities     243,661	    1,124,671
                                         -------------------------
Cash flows from financing activities:
Principal payments on note payable           (125,000)    (125,000)
Deposits on policy contracts                  457,072      450,814
Withdrawals from policy contracts          (1,061,274)    (788,233)
Preferred dividends paid                      (65,906)    (101,751)
                                         -------------------------
Net cash used in financing activities        (795,108)    (564,170)
                                         -------------------------
Net decrease in cash                         (325,464)     (78,661)
Cash at beginning of year                     414,378      131,032
                                         -------------------------
Cash at end of period                    $     88,914       52,371
                                         =========================
See accompanying notes to condensed consolidated financial statements.


                  ACAP CORPORATION AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of operations for the six month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001, have been prepared by Acap Corporation (the "Company"), without audit, and include the Company's wholly-owned subsidiaries:
American Capitol Insurance Company ("American Capitol"), Imperial Plan, Inc. ("Imperial") and Texas Imperial Life Insurance Company ("Texas Imperial"). In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB. The results of operations for the six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

2.     ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combina-tions, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combina-tion must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impair-ment in accordance with FASB's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The impact of the adoption of Statements 141 and 142 will result in no amortization of goodwill for 2002. Goodwill amortization recognized in the three and six months ended June 30, 2001 was $59,915 and $119,832, respectively.

3.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net income or loss, less the dividends paid on preferred stock of $65,906 and $101,751 for the six months ended June 30, 2002 and 2001, respectively, by the weighted average common shares outstanding (7,224 at June 30, 2002 and 2001). Earnings (loss) per share were not dilutive for 2002 or 2001.

4.     STOCKHOLDERS' EQUITY

During the six months ended June 30, 2002, stockholders' equity changed for the following items: Decrease in net unrealized investment gains of $168,408; net income of $1,017,360; and cash dividends paid on preferred stock of $65,906.

5.     SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $226,000 and $315,000 for federal income taxes were made for the six months ended June 30, 2002 and 2001, respectively. Cash payments of $18,968 and $45,980 for interest expense were made during the six months ended June 30, 2002 and 2001, respectively.

6.     NOTE PAYABLE

The Company has a note payable to Central National Bank in the original amount of $1,500,000, which has a balance of $687,500 at June 30, 2002. The note is renewable by the bank each April
30 until fully repaid. The note bears interest at a rate equal to the base rate of the bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30, 1999. The loan agreement contains certain restrictions and financial covenants. Without the written consent of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of June 30, 2002.

7.     NOTES RECEIVABLE

In connection with the assumption of certain policies from States-man National Life Insurance Company in 1999, seven promissory notes totaling $8,525,608 were issued by four different state guaranty associations. The interest rate on the notes is fixed at 5.3%.
The first payment of principal of $4,437,313 along with accrued interest of approximately $113,000 was paid September 18, 1999. There are no other scheduled payments until maturity at December 2, 2002, when the balance of $4,088,295 and all accrued and unpaid interest is due.

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

Financial information by industry segment is summarized as follows:

                                  Six Months Ending June 30, 2002
                                 ---------------------------------
                                    Life       Health       Total
                                    ----       ------       -----
Revenues
Premium and other considerations $ 1,068,020  5,386,371  6,454,391
Net investment income              1,029,636     75,016  1,104,652
Net realized investment gains
 (losses)                            (43,599)        --    (43,599)
Reinsurance expense allowance      1,599,564         --  1,599,564
Amortization of deferred gain on
 reinsurance                         168,849         --    168,849
Other income                              30    123,033    123,063
                                 ---------------------------------
  Total revenues                   3,822,500  5,584,420  9,406,920
                                 ---------------------------------

Benefits and expenses
Policy benefits                      949,254  3,262,296  4,211,550
Commissions and general expenses   2,361,656  1,450,836  3,812,492
Interest expense                      17,279         --     17,279
Amortization of deferred
 acquisitions costs                   62,213     44,036    106,249
Amortization of costs in excess
 of net assets of acquired
 business                                 --         --         --
                                 ---------------------------------
Total benefits and expenses        3,390,402  4,757,168  8,147,570
                                 ---------------------------------


Pretax income from continuing
 operations                    $     432,098    827,252   1,259,350
                               ====================================

Identifiable assets
 (as of June 30, 2002)         $ 145,628,203  7,860,362 153,488,565
                               ====================================

                                   Six Months Ending June 30, 2001
                                   -------------------------------
                                     Life       Health       Total
Revenues
Premium and other
 considerations                  $ 1,289,208  6,199,026   7,488,234
Net investment income              1,210,947    109,940   1,320,887
Net realized investment gains
 (losses)                              9,421         --       9,421
Reinsurance expense allowance      1,594,895         --   1,594,895
Amortization of deferred gain on
 reinsurance                         125,444         --     125,444

Other income                          20,723    127,937     148,660
                                  ---------------------------------
   Total revenues                  4,250,638  6,436,903  10,687,541
                                  ---------------------------------

Benefits and expenses
Policy benefits                    1,739,313  4,540,685   6,279,998
Commissions and general
 expenses                          2,488,382  2,200,388   4,688,770
Interest expense                      41,271         --      41,271
Amortization of deferred
 acquisitions costs                   41,074     69,436     110,510
Amortization of costs in excess of
 net assets of acquired business     119,832         --     119,832
                                  ---------------------------------
   Total benefits and expenses     4,429,872  6,810,509  11,240,381
                                  ---------------------------------

Pretax income from continuing
 operations                       $ (179,234)  (373,606)   (552,840)
                               ====================================
Identifiable assets
 (as of June 30, 2001)          $148,383,764  7,990,702 156,374,466
                               ====================================


9.     REINSURANCE TRANSACTIONS

Effective January 1, 2002, the reinsurance treaty with Republic-Vanguard Life Insurance Company ("Republic") was amended to change the percentage of profits to which the Company is entitled once the accumulated profits under the Treaty reach a specified level from 70% to 85%. Another result of the amendment is that American Capitol will hold and be responsible for managing the investments supporting the treaty instead of Republic holding and managing such investments.

Texas Imperial recaptured a significant reinsurance agreement effective January 1, 2001, and then entered into a new reinsurance agreement covering the same block of policies with a different reinsurer effective March 31, 2001.

The recapture of the reinsurance agreement resulted in the recognition of the deferred gain on reinsurance related to this agreement of approximately $1.2 million. The net effect of recapturing the treaty on operations was a net pretax loss of $196,000 reported in the quarter ended March 31, 2001. Ceding the policies under the new reinsurance agreement resulted in the establishment of a deferred gain of approximately $2.3 million.

10.     OTHER LIABILITIES:  GUARANTY ASSOCIATIONS LIABILITY

The Company is obligated to make an "experience refund" to various state guaranty associations in connection with the acquisition by the Company of a block of Medicare supplement policies from the guaranty associations effective June 1, 1999, pursuant to an acquisition agreement. Pursuant to said agreement, the guaranty associations provided funds to the Company to cover the projected losses expected to arise from the performance of the subject policies, the amount of which was based on a projection of losses made at the time of the acquisition of the policies ("original projection"). The agreement was that the Company would refund to the guaranty associations a portion of the amount by which the actual performance of the block (for the designated period ending December 31, 2001) exceeded the original projection, based on a refund formula set forth in the agreement ("experience refund").
The settlement with the guaranty associations related to the experience refund is scheduled to be made in the fourth quarter of 2002. The subject acquisition agreement is a voluminous and complex document and the Company has become aware of the potential for differences between the Company and the guaranty associations in the interpretation of various provisions of the agreement. While the Company can only anticipate what the differences might be, and has no way of knowing prior to rendering an accounting report to the guaranty associations what disagreements, if any, will arise, the Company has made an effort to identify possible issues and to quantify the amounts that are contingent upon the ultimately prevailing interpretations. In this regard, the Company has added to the experience refund liability a reserve based upon these potential issues. During the six months ended June 30, 2002, the Company increased the reserve by approximately $350,000, of which approximately $300,000 was added during the three months ended
June 30, 2002. The experience refund liability, including the associated reserve described above, is included in Other Liabilities on the condensed consolidated financial statements and at June 30, 2002 totaled approximately $5.1 million.

11.     COMPREHENSIVE INCOME

Other comprehensive loss has been restated decreasing comprehensive loss by $42,071 and $82,998 for the quarter ended March 31, 2002 and the year ended December 31, 2001, respectively. Restated comprehensive loss is $40,880 and $20,501 at March 31, 2002 and December 31, 2001, respectively. There was no change to the balance sheet or stockholders' equity from this restatement.

12.     STOCK OPTIONS

Effective May 13, 2002, the Board of Directors of American Capitol adopted an incentive stock option plan (the "2002 Plan".) The 2002 Plan grants stock options to the senior officers of Acap and the outside Board of Directors. The options enable the grantee to purchase the common stock to which the options relate at the fair market value of the common stock on the date of granting the options. The options for 45 shares vest four years from the date of grant and must be exercised within five years from the date of grant. The options for 315 shares vest five years from the date of grant and must be exercised within ten years from the date of grant. The stock options have only been granted with respect to shares of common stock of Acap owned by American Capitol. As of June 30, 2002, options to purchase 760 shares of the 761 shares of Acap common stock owned by American Capitol had been granted and are outstanding, with a weighted average option price of $312.00 per share.





                   ACAP CORPORATION AND SUBSIDIARIES

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Life Segment

Two reinsurance transactions in the first quarter of 2001 affecting the same block of life insurance policies (the "Reinsurance Transactions") affected the Company's life segment operations for the first quarter of 2001. But for the Reinsurance Transactions, the policy transactions that occurred during the first quarter of 2001 related to this block of policies would not have been recorded by the Company but, instead, would have been recorded by the rein-surers for the quarter in question. The Reinsurance transactions involved recapturing a block of policies from one reinsurer effect-tive January 1, 2001, and then, effective March 31, 2001, the same block of policies was reinsured with a different reinsurer. Thus, the subject policy transactions were recorded as part of the Company's operations for the first quarter of 2001, but they were not reflected as part of the Company's operations subsequent to that period, including all of 2002, to which fact reference will be made in the following discussion.

Total life segment revenue was 10% lower during the six months ended June 30, 2002 in comparison to the comparable period in 2001. As a result of the Reinsurance Transactions and their affect on the first quarter of 2001, premiums and net investment income were lower while the reinsurance expense allowance and the amortization of deferred gain on reinsurance were higher during the six months ended June 30, 2002 in comparison to the comparable period in 2001. Total life segment revenue was 2% lower during the three months ended June 30, 2002 in comparison to the comparable period in 2001. The largest component of this decline in revenue was the reduction, due to normal attrition of the subject policies, in the expense allowance the Company receives for administering certain policies that the Company has ceded to reinsurers.

Life segment policy benefits were 45% lower during the six months ended June 30, 2002 in comparison to the comparable period in 2001. The decrease in policy benefits is primarily attributable to three factors. The first factor is the Reinsurance Transactions, whereby the policy benefits on the block of policies covered by the Reinsurance Transactions were recorded as direct expenses during the three months ended March 31, 2001 whereas the policy benefits on that block of policies were fully ceded during all of 2002. The second factor is that life segment policy benefits during the three months ended March 31, 2001 also include a charge of approximately $196,000 resulting from the recapture of a reinsurance agreement in connection with the Reinsurance Transactions. The third factor is a one-time gain on indemnity reinsurance related to a single large policy during the three months ended March 31, 2002. The policy in question was reinsured for the face amount of the policy in excess of the Company's retention without regard to policy reserves the Company was holding on the policy. Upon the death of the insured during the first quarter of 2002, the reinsurer reimbursed the Company for the face amount that was reinsured and the Company released the reserves related to the policy. This resulted in a net reduction of life segment policy benefits of approximately $340,000. Life segment policy benefits during the three months ended June 30, 2002 were consistent with life segment policy benefits during the comparable period in 2001.

Total life segment expenses (i.e., total benefits and expenses less policy benefits) were 9% lower during the six months ended June 30, 2002 in comparison to the comparable period in 2001. Total life segment expenses were 14% lower during the three months ended June 30, 2002 in comparison to the comparable period in 2001. In part the lower level of life segment expenses during 2002 is the result of lower costs realized by the Company as a result of increased efficiencies and a smaller policy base. Total life segment expenses during the first half and second quarter of 2001 also included $119,832 and $59,915, respectively, of amortization of goodwill.
In July 2001, the Financial Accounting Standards Board issued State-ment of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which is effective for the Company in 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company's initial test for impair-ment concluded that there was no impairment. Therefore, there was no amortization of goodwill recorded during 2002.

As a result of the factors discussed above, the life segment had income before income taxes of $432,098 for the six months ended June 30, 2002 in comparison to a loss of $179,234 for the compar-able period in 2001, and had income before income taxes of $88,757 for the three months ended June 30, 2002 in comparison to a loss of $65,852 for the comparable period in 2001.

     Health Segment

Total health segment revenue was 13% lower for both the six months and three months ended June 30, 2002 in comparison to the comparable periods in 2001. Premium increases from rate adjustments on the existing policies in force and the premiums related to new issues were more than offset by the loss of premium income due to policy terminations.

Total health segment policy benefits were 58% of total health segment revenue during the six months ended June 30, 2002 in comparison to 71% of total health segment revenue during the comparable period in 2001. Total health segment policy benefits were 51% of total health segment revenue during the three months ended June 30, 2002 in comparison to 67% of total health segment revenue during the comparable period in 2001. As a result of premium rate adjustments and other actions implemented by management, the Company has experienced an improved ratio of policy benefits to revenue.

Total health segment expenses (i.e., total benefits and expenses less policy benefits) were 27% of total health segment revenue during the six months ended June 30, 2002 in comparison to 35% of total health segment revenue during the comparable period in 2001. Total health segment expenses were 34% of total health segment revenue during the three months ended June 30, 2002 in comparison to 39% of total health segment revenue during the comparable period in 2001. Health segment expenses for the six months and three months ended June 30, 2001 included $543,201 and $187,511, respectively, of "experience refund" (described below) that was not included in the comparable periods in 2002.

The Company is obligated to make an "experience refund" to various state guaranty associations in connection with the acquisition by the Company of a block of Medicare supplement policies from the guaranty associations effective June 1, 1999, pursuant to an acquisition agreement. Pursuant to said agreement, the guaranty associations provided funds to the Company to cover the projected losses expected to arise from the performance of the subject policies, the amount of which was based on a projection of losses made at the time of the acquisition of the policies ("original projection"). The agreement was that the Company would refund to the guaranty associations a portion of the amount by which the actual performance of the block (for the designated period ending December 31, 2001) exceeded the original projection, based on a refund formula set forth in the agreement ("experience refund").
The settlement with the guaranty associations related to the experience refund is scheduled to be made in the fourth quarter of 2002. The subject acquisition agreement is a voluminous and complex document and the Company has become aware of the potential for differences between the Company and the guaranty associations in the interpretation of various provisions of the agreement. While the Company can only anticipate what the differences might be, and has no way of knowing prior to rendering an accounting report to the guaranty associations what disagreements, if any, will arise, the Company has made an effort to identify possible issues and to quantify the amounts that are contingent upon the ultimately prevail-ing interpretations. In this regard, the Company has added to the experience refund liability a reserve based upon these potential issues. During the six months ended June 30, 2002, the Company increased the reserve by approximately $350,000, of which approximately $300,000 was added during the three months ended June 30, 2002.

As a result of the factors noted above, the health segment recorded income before income taxes of $827,252 for the six months ended
June 30, 2002 in comparison to a loss of $373,606 for the comparable period in 2001, and had income before income taxes of $431,023 for the three months ended June 30, 2002 in comparison to a loss of $190,002 for the comparable period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002, the Company reported net unrealized investment gains that were $168,410 smaller than they had been at December 31, 2001. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.

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








SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.







                                                 ACAP CORPORATION
                                                 ----------------
                                                   (Registrant)

Date:  August 12, 2002        By:     /s/William F. Guest
                                      ---------------------------
                                      William F. Guest, President


Date:   August 12, 2002       By:     /s/John D. Cornett
                                      ---------------------------
                                      John D. Cornett, Treasurer
                                     (Principal Accounting Officer)

















































                 Acap Corporation and Subsidiaries

            CERTIFICATION OF PERIODIC FINANCIAL REPORT

                           JUNE 30, 2002




   Pursuant to Section 906 (a) of the Sarbanes-Oxley Act of 2002

     The undersigned, being the Chief Executive Officer and the Chief Financial Officer of Acap Corporation (the "Company") hereby certify that the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78 m or 780 (d), fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated August 12, 2002




/s/ ------------------------------
Name: William F. Guest
Title: President and Chief Executive Officer




/s/ ------------------------------
Name: John D. Cornett
Title: Executive Vice President and
Chief Financial Officer