Form 10QSB
period 2002-09-30
ACAP CORP
filed 2002-11-14
CIK 792468

Form 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                     OUTSTANDING November 4, 2002

  Common Stock, Par Value $.10                        7,324




This Form 10-QSB contains a total of 19 pages, including any exhibits.



                 ACAP CORPORATION AND SUBSIDIARIES

                           FORM 10-QSB

                              INDEX

                                                         Page No
                                                         -------
Part I.  Financial Information:


     Item 1.   Financial Statements

               Condensed Consolidated Balance
                 Sheet - September 30, 2002  (Unaudited)       3

               Condensed Consolidated Statements of
                 Operations - Nine Months Ended
                 September 30, 2002 and 2001  (Unaudited)      4

               Condensed Consolidated Statements of
                 Operations - Three Months Ended
                 September 30, 2002 and 2001 (Unaudited)       5

               Condensed Consolidated Statements of
                 Cash Flows - Nine Months Ended
                 September 30, 2002 and 2001  (Unaudited)      6

               Notes to Condensed Consolidated
                 Financial Statements (Unaudited)              7

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                   12

     Item 3.   Controls and Procedures                        15


Part II. Other Information:


     Item 5.   Other Information                              15

               Signatures                                     16

               Certifications Pursuant to Section 302 of
                 the Sarbanes-Oxley Act of 2002               17





                PART I.  ITEM 1.  FINANCIAL INFORMATION

                     ACAP CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 2002
                                (UNAUDITED)

Assets
Investments:
   Fixed maturities available for sale              $    43,526,762
   Mortgage loans                                           657,139
   Policy loans                                           5,182,650
   Short-term investments                                   588,659
                                                    ---------------
      Total investments                                  49,955,210
Cash                                                        106,547
Accrued investment income                                   729,378
Reinsurance receivable                                   93,181,589
Notes receivable                                          4,088,295
Accounts receivable (less allowance for
 uncollectible accounts of $187,444)                        555,883
Deferred acquisition costs                                1,137,296
Property and equipment (less accumulated
 depreciation of $1,107,827)                                485,795
Costs in excess of net assets of acquired
 business                                                   778,044
Net deferred tax asset                                      482,474
Other assets                                              2,232,675
                                                    ---------------

                                                     $  153,733,186
                                                    ===============


Liabilities
Policy liabilities:
    Future policy benefits                           $  129,336,493
    Contract claims                                       2,484,495
                                                    ---------------
      Total policy liabilities                          131,820,988
Other policyholders' funds                                1,967,033
Deferred gain on reinsurance                              2,799,813
Deferred gain on sale of real estate                         25,271
Note payable                                                625,000
Other liabilities                                         7,526,010
                                                    ---------------
    Total liabilities                                   144,764,115
                                                    ---------------


Stockholders' Equity
Series A preferred stock, par value $.10 per share,
 authorized, issued, and outstanding 74,000 shares
 (involuntary liquidation value $2,035,000)               1,850,000
Common stock, par value $.10 per share, authorized
 10,000 shares, issued 8,759 shares,
 and outstanding 7,324 shares                                   876
Additional paid-in capital                                6,259,589
Accumulated deficit                                        (178,831)
Treasury stock, at cost, 1,435 shares                      (463,816)
Accumulated other comprehensive income - net
 unrealized gains, net of taxes of $773,379               1,501,253
                                                    ---------------
    Total stockholders' equity                            8,969,071
                                                    ---------------

                                                     $  153,733,186
                                                    ===============

See accompanying notes to condensed consolidated financial statements.


                    ACAP CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (UNAUDITED)


                                            2002          2001
                                            ----          ----
Revenues
Premium and other considerations    $    9,454,264     10,954,032
Net investment income                    1,647,982      1,876,316
Net realized investment losses              (6,499)       (53,007)
Reinsurance expense allowance            2,373,102      2,436,278
Amortization of deferred gain              261,449        207,491
Other income                               202,219        245,224
                                   ------------------------------
   Total revenues                       13,932,517     15,666,334
                                   ------------------------------


Benefits and expenses
Policy benefits                          6,372,698      8,877,272
Commissions and general expenses         5,459,922      7,195,785
Interest expense                            26,522         54,509
Amortization of deferred
 acquisitions costs                        154,907        164,350
Amortization of costs in excess of
 net assets of acquired business                --        175,981
                                   ------------------------------
   Total benefits and expenses          12,014,049     16,467,897
                                   ------------------------------

Income (loss) before federal
 income tax expense (benefit)            1,918,468       (801,563)

Federal income tax expense (benefit):
   Current                                 303,861        351,441
   Deferred                               (165,999)      (749,834)
                                   ------------------------------

Net income (loss)                        1,780,606       (403,170)
                                   ------------------------------

Other comprehensive income
Net unrealized holding gains arising
 during period, net of tax of $331,136
 in 2002 and $465,877 in 2001             642,794        904,344
Less:  reclassification adjustment
 for net investment gains and losses
 included in net income, net of taxes
 of $(3,784) in 2002 and $18,022 in 2001    (7,344)        34,985
                                   ------------------------------
   Comprehensive income             $    2,416,056        536,159
                                   ==============================


Earnings (loss) per share
Earnings (loss) per common
 share - basic                      $         232.65       (75.66)
                                    ==============================
Earnings (loss) per common
 share - diluted                    $         228.86       (75.66)
                                    ==============================

See accompanying notes to condensed consolidated financial statements.


                    ACAP CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                               (UNAUDITED)

                                             2002            2001
                                             ----            ----
Revenues
Premium and other considerations      $    2,999,873	  3,465,798
Net investment income                        543,330        555,429
Net realized investment gains (losses)        37,100        (62,428)
Reinsurance expense allowance                773,538        841,383
Amortization of deferred gain                 92,600         82,047
Other income                                  79,156         96,564
                                     ------------------------------
   Total revenues                          4,525,597      4,978,793
                                     ------------------------------

Benefits and expenses
Policy benefits                            2,161,148      2,597,276
Commissions and general expenses           1,647,430      2,507,015
Interest expense                               9,243         13,238
Amortization of deferred acquisitions
 costs                                        48,658         53,840
Amortization of costs in excess of net
 assets of acquired business                      --         56,147
                                     ------------------------------
   Total benefits and expenses             3,866,479      5,227,516
                                     ==============================

Income (loss) before federal
 income tax expense (benefit)                659,118       (248,723)

Federal income tax expense (benefit):
   Current                                    78,026         75,618
   Deferred                                 (182,154)      (248,078)
                                     ------------------------------
Net income (loss)                            763,246        (76,263)
                                     ------------------------------
Other comprehensive income
Net unrealized holding gains arising
 during period, net of tax of $432,719
 in 2002 and $365,014 in 2001                839,977        708,561
Less:  reclassification adjustment for
 net investment gains and losses included
 in net income, net of taxes of $(18,608)
 in 2002 and $21,225 in 2001                 (36,119)        41,203
                                     ------------------------------
    Comprehensive income             $     1,567,104        673,501
                                     ==============================
Earnings (loss) per share
Earnings (loss) per common
 share - basic                       $        100.82         (16.32)
                                     ==============================
Earnings (loss) per common
 share - diluted                     $         99.27         (16.32)
                                     ==============================

See accompanying notes to condensed consolidated financial statements.



                 ACAP CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (UNAUDITED)



                                               2002          2001
                                               ----          ----
Cash flows from operating activities:
Net income (loss)                    $     1,780,606      (403,170)
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization              39,513       270,604
   Allowance for uncollectible
    accounts                                      --        99,153
   Net realized investment losses
    on investments                             6,499        53,007
   Deferred federal income tax benefit      (165,999)     (749,834)
   Decrease in reinsurance receivables     1,180,839       524,827
   Increase in accrued investment income     (62,587)      (83,330)
   Decrease (increase) in accounts
    receivable                                56,046       (56,309)
   Increase in other assets               (1,340,824)   (1,327,335)
   Decrease in future policy benefit
    liability                             (1,676,059)      (89,983)
   Decrease in contract claim
    liability                               (359,571)     (759,775)
   Increase (decrease) in other
    policyholders' funds liability           (46,522)       75,432
   Increase in other liabilities             843,730     2,077,321
                                     -----------------------------
Net cash provided by (used in)
 operating activities                        255,671      (369,392)
                                     -----------------------------


Cash flows from investing activities:
Proceeds from sales and maturities of
 investments available for sale and
 principal repayments on mortgage loans    9,000,502     4,432,687
Purchases of investments available
 for sale                                 (9,529,470)   (3,379,447)
Net decrease in policy loans                 612,397       335,980
Net decrease (increase)
 in short-term investment                    518,561      (279,177)
Purchase of property and equipment           (60,009)       (7,390)
                                     -----------------------------
Net cash provided by investing
 activities                                  541,981     1,102,653
                                     -----------------------------


Cash flows from financing activities:
Principal payments on note payable          (187,500)     (187,500)
Deposits on policy contracts                 758,427       696,521
Withdrawals from policy contracts         (1,605,685)   (1,187,233)

Preferred dividends paid                     (97,125)     (143,376)
Proceeds from stock options
 exercised                                    26,400            --
                                     -----------------------------
Net cash used in financing
 activities                               (1,105,483)     (821,588)
                                     -----------------------------

Net decrease in cash                        (307,831)      (88,327)
Cash at beginning of year                    414,378       131,032
                                     -----------------------------
Cash at end of period                $       106,547        42,705
                                     =============================

See accompanying notes to condensed consolidated financial statements.




                   ACAP CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001, have been prepared by Acap Corporation (the "Company"), without audit, and include the Company's wholly-owned subsidiaries: American Capitol Insurance Company ("American Capitol"), Imperial Plan, Inc. ("Imperial") and Texas Imperial Life Insurance Company ("Texas Imperial"). In the opinion of management, all adjustments (which, except as may be noted below, include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31,2001 Form 10-KSB. The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

2.     ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations,and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the FASB's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The impact of the adoption of Statements 141 and 142 will result in no amortization of goodwill for 2002. Goodwill amortization recognized in the three and nine months ended September 30, 2001 was $56,147 and $175,981, respectively.

3.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing the net income or loss, less the dividends paid on preferred stock of $97,125 and $143,376 for the nine months ended September 30, 2002 and 2001, respectively, by the weighted average common shares outstanding (7,236 and 7,224 at September 30, 2002 and 2001, respectively).

Diluted earnings per share is computed by dividing the net income, less the dividends paid on preferred stock of $97,125 and $143,376 for the nine months ended September 30, 2002 and 2001, respectively, by the weighted average common shares outstanding and the effect of
dilutive options (7,356 at September 30, 2002).   Loss per share
was not dilutive for 2001.

Basic earnings (loss) per share is computed by dividing the net income or loss, less the dividends paid on preferred stock of $31,219 and $41,625 for the three months ended September 30, 2002 and 2001, respectively, by the weighted average common shares outstanding (7,261 and 7,224 at September 30, 2002 and 2001, respectively).

Diluted earnings per share is computed by dividing the net income, less the dividends paid on preferred stock of $31,219 and $41,625 for the three months ended September 30, 2002 and 2001,respectively, by the weighted average common shares outstanding and the effect of dilutive options (7,374 at September 30, 2002). Loss per share was not dilutive for 2001.

4.     STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2002, stockholders' equity changed for the following items: Increase in net unrealized investment gains of $635,450; net income of $1,780,606; cash dividends paid on preferred stock of $97,125; and decrease in treasury shares of $44,026.

5.     SUPPLEMENTAL INFORMATION REGARDING CASH FLOWS

Cash payments of $226,000 and $355,000 for federal income taxes were made for the nine months ended September 30, 2002 and 2001, respectively. Cash payments of $28,184 and $62,705 for interest expense were made during the nine months ended September 30, 2002 and 2001, respectively.

6.     NOTE PAYABLE

The Company has a note payable to Central National Bank in the original amount of $1,500,000, which has a balance of $625,000 at September 30, 2002. The note is renewable by the bank each April 30 until fully repaid. The note bears interest at a rate equal to the base rate of the bank. Principal payments on the note of $62,500 are due quarterly (a six year amortization) beginning April 30,1999. The loan agreement contains certain restrictions and financial covenants. Without the written consent Of the bank, Acap may not incur any debt, pay common stock dividends or sell any substantial amounts of assets. Also, American Capitol is subject to minimum statutory earnings and capital and surplus requirements during the loan term. The Company is in compliance with all of the terms of the loan as of September 30, 2002.

7.     NOTES RECEIVABLE

In connection with the assumption of certain policies from Statesman National Life Insurance Company in 1999, seven promissory notes totaling $8,525,608 were issued by four different state guaranty associations. The interest rate on the notes is fixed at 5.3%. The first payment of principal of $4,437,313 along with accrued interest of approximately $113,000 was received September 18, 1999. There are no other scheduled payments until maturity at December 2, 2002, when the balance of $4,088,295 and all accrued and unpaid interest is due.

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

Financial information by industry segment is summarized as follows:


                               Nine Months Ending September 30, 2002
                               -------------------------------------
                                   Life        Health      Total
                                   ----        ------      -----
Revenues
Premium and other
 considerations                $  1,636,541  7,817,723    9,454,264
Net investment income             1,542,375    105,607    1,647,982
Net realized investment
 losses                              (6,499)        --       (6,499)
Reinsurance expense
 allowance                        2,373,102         --    2,373,102
Amortization of deferred
 gain                               261,449         --      261,449
Other income                         20,982    181,237      202,219
                               ------------------------------------
  Total revenues                  5,827,950  8,104,567   13,932,517
                                -----------------------------------


Benefits and expenses
Policy benefits                   1,488,033  4,884,665    6,372,698
Commissions and general
 expenses                         3,545,083  1,914,839    5,459,922
Interest expense                     26,522         --       26,522
Amortization of deferred
 acquisitions costs                  88,853     66,054      154,907
Amortization of costs in excess
 of net assets of acquired
 business                                --         --           --
                               ------------------------------------
  Total benefits and expenses     5,148,491  6,865,558   12,014,049
                               ------------------------------------


Pretax income from continuing
 operations                    $    679,459  1,239,009    1,918,468
                               ====================================
Identifiable assets
 (as of September 30, 2002)    $145,974,926  7,758,260  153,733,186
                               ====================================


                               Nine Months Ending September 30, 2001
                               -------------------------------------
                                   Life        Health      Total
                                   ----        ------      -----
Revenues
Premium and other
 considerations                $  1,858,218  9,095,814   10,954,032
Net investment income             1,718,043    158,273    1,876,316
Net realized investment
 losses                             (53,007)        --      (53,007)


Reinsurance expense allowance     2,436,278         --    2,436,278
Amortization of deferred
 gain                               207,491         --      207,491
Other income                         52,992    192,232      245,224
                               ------------------------------------
   Total revenues                 6,220,015  9,446,319   15,666,334
                               ------------------------------------
Benefits and expenses
Policy benefits                   2,495,315  6,381,957    8,877,272
Commissions and general
 expenses                         3,714,893  3,480,892    7,195,785
Interest expense                     54,509         --       54,509
Amortization of deferred
 acquisitions costs                  71,728     92,622      164,350
Amortization of costs in
 excess of net assets of
 acquired business                  175,981         --      175,981
                               ------------------------------------
   Total benefits and expenses    6,512,426  9,955,471   16,467,897
                               ------------------------------------

Pretax loss from continuing
 operations                    $   (292,411)  (509,152)    (801,563)
                               ====================================

Identifiable assets
 (as of September 30, 2001)    $147,484,895  8,188,774  155,673,669
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

10.     OTHER LIABILITIES:  GUARANTY ASSOCIATIONS LIABILITY

The Company is obligated to make an "experience refund" to various state guaranty associations in connection with the acquisition by the Company of a block of Medicare supplement policies from the guaranty associations effective June 1, 1999, pursuant to an acquisition agreement. Pursuant to said agreement, the guaranty associations provided funds to the Company to cover the projected losses expected to arise from the performance of the subject policies, the amount of which was based on a projection of losses made at the time of the acquisition of the policies ("original projection"). The agreement was that the Company would refund to the guaranty associations a portion of the amount by which the actual performance of the block (for the designated period ending December 31, 2001) exceeded the original projection, based on a refund formula set forth in the agreement ("experience refund"). The settlement with the guaranty associations related to the experience refund is scheduled to be made in the fourth quarter of 2002. The subject acquisition agreement is a voluminous and complex document and the Company has become aware of the potential for differences between the Company and the guaranty associations in the interpretation of various provisions of the agreement. While the Company can only anticipate what the differences might be, and has no way of knowing prior to the guaranty associations taking a position regarding the accounting report rendered by the Company what disagreements, if any, will arise, the Company has made an effort to identify possible issues and to quantify the amounts that are contingent upon the ultimately prevailing interpretations. In this regard, the Company has added to the experience refund liability a reserve based upon these potential issues. During the nine months ended September 30, 2002, the Company increased the reserve by approximately $350,000 with no increase to such reserve occurring during the third quarter.
The experience refund liability, including the associated reserve described above, is included in Other Liabilities on the condensed consolidated financial statements and at September 30, 2002 totaled approximately $5.1 million.

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

12.     STOCK OPTIONS

Effective May 13, 2002, the Board of Directors of American Capitol adopted an incentive stock option plan (the "2002 Plan"). The 2002 Plan grants stock options to the senior officers of Acap and the outside Board of Directors. The options enable the grantee to purchase the common stock to which the options relate at the fair market value of the common stock on the date of granting the options. The options for 45 shares vest four years from the date of grant and must be exercised within five years from the date of grant. The options for 315 shares vest five years from the date of grant and must be exercised within ten years from the date of grant. The stock options have only been granted with respect to shares of common stock of Acap owned by American Capitol. As of September 30,2002, options to purchase 660 shares of the 661 shares of Acap common stock owned by American Capitol had been granted and are outstanding, with a weighted average option price of $330.00 per share.

During the quarter ended September 30, 2002, options to purchase
100 shares were exercised at the grant price for a total of $26,400, reducing shares held by American Capitol by 100.

13.     LITIGATION

In a lawsuit entitled "Susie S. Brown versus American Capitol Insurance Company" ("suit"), certain individual policyholders of American Capitol filed a suit against American Capitol on May 16, 2001, in Civil District Court for the Parish of Orleans, Louisiana, alleging that American Capitol, in violation of state law cited therein, engaged in racial discrimination in the pricing and/or marketing of certain life insurance policies. American Capitol removed the suit to the U. S. District Court for the Eastern District of Louisiana and filed its answer generally denying plaintiffs' allegations. Plaintiffs then amended the suit and made their race-based discrimination claims under U. S. law instead of state law. Alleging that there are other American Capitol policyholders similarly situated, Plaintiffs are seeking to certify a class of policyholders in order to proceed as a class action. Based on investigations conducted by American Capitol and pre-trial discovery that has taken place, the Company believes that none of the subject policies reflect any race-based discrimination. The Company further believes that no "dual" pricing or other race-based discriminatory pricing, marketing or administrative acts have occurred in respect to any policies issued or assumed by American Capitol. American Capitol has further made it clear that the policies that fall within plaintiffs' class definition were assumed by American Capitol in 1999 from another company, and that American Capitol did not establish the pricing of, and did not market, the subject policies. On or about October 15, 2002, American Capitol filed a motion for summary judgment. At the present time, the Company is unable to quantify the damages or remediation costs sought by plaintiffs. The Company believes that the plaintiffs' claims are without merit and intends to defend the suit vigorously. While litigation is never completely free of liability exposure and results can only be predicted based on information on hand or reasonably anticipated information and developments, the Company does not expect to incur any material liability as a result of the suit.

Apart from the above suit, Acap and its subsidiaries are involved in various other lawsuits and legal actions arising in the ordinary course of operations. Management is of the opinion that the ultimate disposition of the matters will not have a material adverse effect on Acap's results of operations or financial position.





                  ACAP CORPORATION AND SUBSIDIARIES

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Life Segment

Comparability of the life segment results of operations between 2002 and 2001 are affected by two reinsurance transactions in the first quarter of 2001 related to a single block of life insurance policies (the "Reinsurance Transactions"). But for the Reinsurance Transactions, the policy transactions that occurred during the first quarter of 2001 related to this block of policies would not have been recorded by the Company but, instead, would have been recorded by the reinsurers for the quarter in question. The Reinsurance Transactions involved recapturing a block of policies from one reinsurer effective January 1, 2001, and then, effective March 31, 2001, the same block of policies was reinsured with a different reinsurer. Thus, the subject policy transactions were recorded as part of the Company's operations for the first quarter of 2001, but they were not reflected as part of the Company's operations subsequent to that period, including all of 2002, to which fact reference will be made in the following discussion.

Total life segment revenue (excluding net realized investment losses) was 7% lower during the nine months ended September 30, 2002 in comparison to the comparable period in 2001. As a result of the Reinsurance Transactions and their affect on the first quarter of 2001, premiums and net investment income were lower while the amortization of deferred gain on reinsurance was higher during the nine months ended September 30, 2002 in comparison to the comparable period in 2001.

Total life segment revenue (excluding net realized investment gains and losses) was 3% lower during the three months ended September 30, 2002 in comparison to the comparable period in 2001. The largest component of this decline in revenue was the reduction, due to normal attrition of the subject policies, in the expense allowance the Company receives for administering certain policies that the Company has ceded to reinsurers.

Net realized investment losses of $6,499 were recorded through September 30, 2002 in comparison to $53,007 through September 30, 2001. Net realized investment gains of $37,100 were recorded for the three months ended September 30, 2002 in comparison to net realized investment losses of $62,428 for the three months ended September 30, 2001. At September 30, 2001, a realized investment loss of approximately $185,000 was taken as an other-than-temporary impairment on a single issue of a fixed maturity investment. Partially offsetting the realized investment losses was a $134,671 realized investment gain that occurred during the third quarter of 2001 on the sale of 4,565 shares of the common stock of Met Life the Company had received in connection with the demutualization of Met Life.

Life segment policy benefits were 40% lower during the nine months ended September 30, 2002 in comparison to the comparable period in 2001. The decrease in policy benefits is primarily attributable to three factors. The first factor is the Reinsurance Transactions, whereby the policy benefits on the block of policies covered by the Reinsurance Transactions were recorded as direct expenses during the three months ended March 31, 2001 whereas the policy benefits on that block of policies were fully ceded during all of 2002. The second factor is that life segment policy benefits during the three months ended March 31, 2001 also include a charge of approximately $196,000 resulting from the recapture of a reinsurance agreement in connection with the Reinsurance Transactions. The third factor is a one-time gain on indemnity reinsurance related to a single large policy during the three months ended March 31, 2002. The policy in question was reinsured for the face amount of the policy in excess of the Company's retention without regard to policy reserves the Company was holding on the policy. Upon the death of the insured during the first quarter of 2002, the reinsurer reimbursed the Company for the face amount that was reinsured and the Company released the reserves related to the policy. This resulted in a net reduction of life segment policy benefits of approximately $340,000. Life segment policy benefits during the three months ended September 30, 2002 were 29% lower in comparison to the comparable period in 2001. The Company experienced lower mortality costs during the third quarter of 2002 in comparison to the third quarter of 2001. Also, the Company had experienced a larger-than-usual increase in the reserve for policy dividends during the third quarter of 2001.

Total life segment expenses (i.e., total benefits and expenses less policy benefits) were 9% lower during the nine months ended September 30, 2002 in comparison to the comparable period in 2001. Total life segment expenses were 8% lower during the three months ended September 30, 2002 in comparison to the comparable period in 2001. In part the lower level of life segment expenses during 2002 is the result of lower costs realized by the Company as a result of increased efficiencies and a smaller policy base. Total life segment expenses during the first nine months and the third quarter of 2001 also included $175,981 and $56,147, respectively, of amortization of goodwill. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS
No. 142, which is effective for the Company in 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company's initial test for impairment concluded that there was no impairment. Therefore, there was no amortization of goodwill recorded during 2002.

As a result of the factors discussed above, the life segment had income before income taxes of $679,459 for the nine months ended September 30, 2002 in comparison to a loss of $292,411 for the comparable period in 2001, and had income before income taxes of $247,361 for the three months ended September 30, 2002 in comparison to a loss of $113,177 for the comparable period in 2001.

     Health Segment

Total health segment revenue was 14% lower for the nine months ended September 30, 2002 in comparison to the comparable period in 2001. Total health segment revenue was 16% lower for the three months ended September 30, 2002 in comparison to the comparable period in 2001. Premium increases from rate adjustments on the existing policies in force and the premiums related to new issues were more than offset by the loss of premium income due to policy terminations.

Total health segment policy benefits were 60% of total health segment revenue during the nine months ended September 30, 2002 in comparison to 68% of total health segment revenue during the comparable period in 2001. Total health segment policy benefits were 64% of total health segment revenue during the three months ended September 30, 2002 in comparison to 61% of total health segment revenue during the comparable period in 2001. While the Company has experienced an improved ratio of policy benefits to revenue on a year-to-date basis due to premium rate adjustments and other actions implemented by management, the ratio for the quarter was slightly higher.

Total health segment expenses (i.e., total benefits and expenses less policy benefits) were 24% of total health segment revenue during the nine months ended September 30, 2002 in comparison to 38% of total health segment revenue during the comparable period in 2001. Total health segment expenses were 19% of total health segment revenue during the three months ended September 30, 2002 in comparison to 43% of total health segment revenue during the comparable period in 2001. Health segment expenses for the nine months and three months ended September 30, 2001 included $1,042,907 and $499,706, respectively, of "experience refund" (described below) that was not included in the comparable periods in 2002.

The Company is obligated to make an "experience refund" to various state guaranty associations in connection with the acquisition by the Company of a block of Medicare supplement policies from the guaranty associations effective June 1, 1999, pursuant to an acquisition agreement. Pursuant to said agreement, the guaranty associations provided funds to the Company to cover the projected losses expected to arise from the performance of the subject policies, the amount of which was based on a projection of losses made at the time of the acquisition of the policies ("original projection"). The agreement was that the Company would refund to the guaranty associations a portion of the amount by which the actual performance of the block (for the designated period ending December 31, 2001) exceeded the original projection, based on a refund formula set forth in the agreement ("experience refund"). The settlement with the guaranty associations related to the experience refund is scheduled to be made in the fourth quarter of 2002. The subject acquisition agreement is a voluminous and complex document and the Company has become aware of the potential for differences between the Company and the guaranty associations in the interpretation of various provisions of the agreement. While the Company can only anticipate what the differences might be, and has no way of knowing prior to the guaranty associations taking a position regarding the accounting report rendered by the Company, what disagreements, if any, will arise, the Company has made an effort to identify possible issues and to quantify the amounts that are contingent upon the ultimately prevailing interpretations. In this regard, the Company has added to the experience refund liability a reserve based upon these potential issues. During the nine months ended September 30, 2002, the Company increased the reserve by approximately 350,000, with no increase to such reserve occurring during the third quarter.

As a result of the factors noted above, the health segment recorded income before income taxes of $1,239,009 for the nine months ended September 30, 2002 in comparison to a loss of $509,152 for the comparable period in 2001, and had income before income taxes of $411,757 for the three months ended September 30, 2002 in comparison to a loss of $135,546 for the comparable period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002, the Company reported net unrealized investment gains that were $635,450 larger than they had been at December 31, 2001. It is not anticipated that the Company will need to liquidate investments prior to their projected maturities in order to meet cash flow requirements.

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






                   ACAP CORPORATION AND SUBSIDIARIES


                   ITEM 3.  CONTROLS AND PROCEDURES


Acap management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.


                 PART II.  ITEM 5.  OTHER INFORMATION


At a regular meeting of the Company's Board of Directors held on November 11, 2002, the Board considered the topic of whether or not the Company should develop a plan ("going private plan") that, if adopted, would reduce the number of its shareholders to fewer than 300 for the purpose of terminating its obligation to file periodic reports to the Securities & Exchange Commission ("SEC") under Section 12(g) of the Securities Exchange Act of 1934, as amended (a transaction commonly known as "going private"). The
Board decided to develop information, alternative options and, generally, to position itself to make (probably at a Board meeting on or before March, 2003) the required decisions involved in adopting a going private plan, if the Board decides at such time to take such action. To this end, the Board directed management to develop an analysis of the increasing costs associated with SEC filings and compliance, including the recently enacted Sarbanes/Oxley Act, and related audit and other professional fees, as well as the Company's internal costs of SEC compliance activities, and other savings that the Company could achieve by going private, compared to the costs of a going private transaction; and an analysis of the information needed to consider the fairness of a going private transaction to the Company's shareholders who would be bought out as a result of a going private transaction and the shareholders who would remain as Company shareholders upon completion of a going private transaction. As of March, 2002, the total number of holders of the Company's common stock was approximately 600. There are several possible actions that may be considered by the Board for reducing the number of shareholders to fewer than 300 - including a reverse stock split or a tender offer. If and when a going private plan is adopted by the Board, the Company will provide all requisite information to its shareholders regarding the plan, file the required Schedule 13E-3 with the SEC and otherwise comply with all applicable requirements.




                 ACAP CORPORATION AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACAP CORPORATION
                                          (Registrant)

Date:  November 12, 2002            By:/s/William F. Guest
                                    ---------------------------
                                    William F. Guest, President
                                    (Principal Executive Officer)



Date:  November 12, 2002            By:/s/John D. Cornett
                                    ---------------------------
                                    John D. Cornett, Treasurer
                                    (Principal Financial Officer)




                      ACAP CORPORATION AND SUBSIDIARIES

                         CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF
                       THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, William F. Guest, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Acap
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
     Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002


    William F. Guest
/s/ -----------------------------
William F. Guest
Title: President and Principal Executive Officer


===================================================================

CERTIFICATION
-------------

I, John D. Cornett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Acap
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
     Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

     John D. Cornett
/s/ -----------------------------
John D. Cornett
Title: Treasurer and Principal Financial Officer

2