Form 10KSB
period 2002-12-31
ACAP CORP
filed 2003-03-24
CIK 792468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    Form 10-KSB
(Mark One)
[x]  ANNUAL REPORT under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the fiscal year ended:  December 31, 2002

[ ] TRANSITION REPORT under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from --------- to ----------

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

Revenues for the issuer for its most recent fiscal year were $18,425,144.

As of March 21, 2003, 7,324 shares of the registrant's Common Stock, excluding shares held in treasury, were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant on such date, based on the average of the closing bid and asked prices for such shares on such date, was $1,522,368.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part II, Items 5 - 7 of Form 10-KSB is incorporated by reference from the registrant's 2002 Annual Report to Stockholders. The information required by Part III, Items 9 - 12 of Form 10-KSB is incorporated by reference from the registrant's definitive information statement to be furnished in connection with the Annual Meeting of Stockholders to be held on or about May 12, 2003.

The Exhibit Index, Part III, Item 13, is located on page 6 of this Form
10-KSB.

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

Fortune National Corporation ("Fortune Corp"), a Pennsylvania corporation, acquired a majority interest in American Capitol in 1984.
In the 1985 reorganization that resulted in American Capitol becoming a wholly owned subsidiary of Acap, Fortune Corp's majority interest in American Capitol was exchanged for an equivalent interest in Acap. Fortune Corp was liquidated during 1996, leaving Fortune Corp's majority stockholder, InsCap Corporation ("InsCap"), a Delaware corporation, with the controlling interest in Acap, approximately 45% at December 31, 2002.

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

Acquisitions to Date

Acap (i.e., its predecessor, American Capitol) switched from a traditional marketing strategy to the current acquisition strategy in 1984 in connection with the change in control and associated change in management resulting from Fortune Corp's purchase of a majority of the outstanding common stock. Since 1984, Acap has acquired six companies and five blocks of business. Primarily as a result of this acquisition activity, Acap's assets grew from approximately $64 million at December 31, 1984 to approximately $147 million at December 31, 2002.

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

Employees

At December 31, 2002, Acap had a total of 73 employees, of which 69 are full time employees. None of these employees is covered by a collective bargaining agreement. Acap believes that it has excellent relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTIES.

The principal offices of the Company are located at 10555 Richmond Avenue, Houston, Texas 77042. The Company leases 22,852 square feet of office space. The lease runs through October 1, 2011. The Company has the option to extend the lease at then-current market rates for an additional five years. The Company's offices are suitable for the conduct of its business and the Company has an option to lease additional space in the same building to provide room for future growth.

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

The Company owns and services first mortgage loans with aggregate principal balances at December 31, 2002 of $647,700. The investment in mortgage loans was made primarily for income as opposed to capital gain. Residential mortgages represent 88% of the mortgage loan balances at December 31, 2002, with one commercial mortgage constituting the balance. In addition to the real estate collateral, approximately $535,000 of the mortgage loans at December 31, 2002 are guaranteed by an individual that the Company has reason to believe has a net worth well in excess of the balance of the guaranteed loans. The Company's investment policy prohibits making new investments in mortgage loans without the prior approval of the Board of Directors. There are no plans to make any mortgage loan investments in the foreseeable future. If the Company were interested in making a mortgage loan investment, regulatory restrictions applicable to Texas life insurance companies would prohibit the life insurance subsidiaries from investing in mortgage loans on real estate outside of the United States, in other than first liens, or in any loan that exceeds 25% of the insurer's statutory capital and surplus.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings involving the Company or any of its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter ended December 31, 2002.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The required information regarding the market for the common equity of the Company and related stockholder matters is incorporated herein by reference from "Stockholder Information" on page 35 of Acap's 2002 Annual Report to Stockholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from "Management's Financial Analysis" on pages 3-11 of Acap's 2002 Annual Report to
Stockholders.

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements and supplementary data are incorporated herein by reference from pages 12-36 of Acap's 2002 Annual Report to Stockholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III

The information required by Items 9-12 is incorporated by reference from Acap's definitive information statement, which is to be filed pursuant to Regulation 14C.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

                                             Location or Incorporation
Exhibits            Description                   by Reference
--------            -----------              -------------------------

3(a)(1)  Certificate of Incorporation of  *Form 10 effective June 22,
         the Registrant dated March 12,       1986, pages 58-61
         1985

3(a)(2)  Certificate of Amendment to the  *Form 10 effective June 22,
         Certificate of Incorporation of      1986, pages 62-65
         the Registrant dated October 25,
         1985

3(a)(3)  Certificate of Amendment to the  *Form 10K dated December 31,
         Certificate of Incorporation of      1988, pages 51-53
         the Registrant dated August 22,
         1986

3(a)(4)  Certificate of Amendment to the  *Form S4, Registration No.
         Certificate of Incorporation of      33-27874
         the Registrant dated March 20,
         1989

3(a)(5)  Certificate of Amendment to the  *Form 10KSB dated December 31,
         Certificate of Incorporation of      1994, pages 273-276
         the Registrant dated May 9,
         1994

3(b)(1)  Bylaws of the Registrant, as     *Form 10K dated December 31,
          amended                             1988, pages 54-68

3(b)(2)  Amendment to the Bylaws of the   *Form 10Q dated March 31,
         Registrant                           1990, page 11

4        Certificate of Designations of    *Form 8K dated December 31,
         the Preferred Stock of the           1986, pages 23-31
         Registrant

10(a)(1) 1997 American Capitol Insurance  *Form 10KSB dated December 31,
         Company Key Employee Incentive       1997, pages 11-19
         Stock Option Plan

                                             Location or Incorporation
Exhibits            Description                   by Reference
--------            -----------              -------------------------

10(a)(2) Form of Grant of Stock Option    *Form 10KSB dated December 31,
         used in 1997 American Capitol        1997, pages 20-25
         Insurance Company Key Employee
         Incentive Stock Option Plan

10(b)(1) Employment Contract between      *Form 10QSB dated June 30,
         American Capitol Insurance           2000, pages 22-29
         Company and John D. Cornett

10(b)(2) Stock Purchase Agreement         *Form 10QSB dated March 31,
         between American Capitol             1997, pages 27-36
         Insurance Company and John D.
         Cornett

10(b)(3) Loan Forgiveness Agreement       *Form 10QSB dated June 30,
         between American Capitol             2000, pages 16-21
         Insurance Company and John D.
         Cornett

10(c)    Disability Income Agreement      *Form 10KSB dated December 31,
         between American Capitol             1997, pages 26-29
         Insurance Company and William
         F. Guest

10(d)(1) Reinsurance Agreement between    *Form 10KSB dated December 31,
         American Capitol Insurance           1993, pages 10-66
         Company and Crown Life Insurance
         Company effective December 31,
         1992, as amended

10(d)(2) Amendment dated June 30, 1996    *Form 10KSB dated December 31,
         to the Reinsurance Agreement        1996, pages 48-50
         Life Insurance Company

10(e)(1) Reinsurance Agreement effective  *Form 10KSB dated December 31,
         February 2, 1995 between Oakley-     1994, pages 213-260
         Metcalf Insurance Company and
         Alabama Reassurance Company

10(e)(2) Amendment dated January 1, 1996   *Form 10KSB dated December 31,
         to the Reinsurance Agreement          1996, pages 69-71
         between Oakley-Metcalf Insurance
         Company and Alabama Reassurance
         Company

10(e)(3) Amendment dated December 31,      *Form 10KSB dated December 31,
         1996 to the Reinsurance Agreement     1996, page 72
         between Texas Imperial Life
         Insurance Company and Alabama
         Reassurance Company

10(f)    Loan Agreement and related        *Form 10KSB dated December 31,
         documents between Acap                1994, pages 261-272
         Corporation and Central
         National Bank

10(g)    Liquidation Plan Regarding the    *Form 10QSB dated June 30,
         Insolvency and Liquidation of        1999, pages 18-209
         The Statesman National Life
         Insurance Company

10(h)    Coinsurance Agreement dated       *Form 10KSB dated December 31,
         January 1, 1998 between               1997, pages 75-128
         Universal Life Insurance Company
         and American Capitol Insurance
         Company

10(i)    Amendments Letter dated February  *Form 10KSB dated December 31,
         27, 1998 amending the Coinsurance     1997, pages 129-132
         Agreement between Universal Life
         Insurance Company and American
         Capitol Insurance Company

10(j)    Closing Memorandum and Amendments *Form 10KSB dated December 31,
         to the Coinsurance Agreement          1997, pages 133-135
         between Universal Life Insurance
         Company and American Capitol
         Insurance Company

10(k)    Coinsurance Agreement dated       *Form 10KSB dated December 31,
         January 1, 1998 between Republic-      1997, pages 154-176
         Vanguard Life Insurance Company
         and American Capitol Insurance
         Company

10(l)    Lease Agreement dated             *Form 10KSB dated December 31,
         November 21, 1997 between             1997, pages 177-227
         Realtycorp International Group
         LC and American Capitol Insurance
         Company

                                           Location or Incorporation
Exhibits            Description                   by Reference
--------            -----------            -------------------------

10(m)    Trust Agreement and related       *Form 10KSB dated December 31,
         Amendment of Reinsurance              2001, pages 10-63
         Agreement between American
         Capitol Insurance Company and
         Republic-Vanguard Life Insurance
         Company dated January 1, 1998

10(n)    Reinsurance Agreement between     *Form 10QSB dated March 31,
         Texas Imperial Life Insurance         2001, pages 13-48
         Company and Hannover Life
         Reassurance (Ireland) Limited

10(o)    Third Amendment to the Lease      *Form 10KSB dated December 31,
         Agreement dated November 21, 1997     2002, pages 12-20
         between Realtycorp International
         Group LC and American Capitol
         Insurance Company

11       Statement re computation of        *2002 Annual Report to
         per share earnings                     Stockholders page 30

13       2002 Annual Report to Stockholders Pages 21-61

21       Subsidiaries of the Registrant     Page 62

--------------------------------------------------------------
* Exhibit is incorporated by reference to the listed document.



(b)	Reports on Form 8-K:

No reports on Form 8-K were filed in the last quarter of the year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES.

Acap management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acap Corporation

Date:  March 24, 2003

By:

     /s/ William F. Guest
     ----------------------------
     William F. Guest
     Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 24, 2003

By:

      /s/ William F. Guest               /s/ John D. Cornett
     -------------------------------    --------------------------------
     William F. Guest                   John D. Cornett
     Chairman of the Board, Director    Executive Vice President and
     and President	                Treasurer (Principal Financial
     (Principal Executive Officer)      and Accounting Officer)

     /s/ Roy L. Butler                  /s/ C. Stratton Hill, Jr.
     -------------------------------   ---------------------------------
     Roy L. Butler	               C. Stratton Hill, Jr.
     Director                          Director


     /s/ Jarred W. Sloan
     -------------------------------
     Jarred W. Sloan
     Director




CERTIFICATION

I, William F. Guest, certify that:

1. I have reviewed this annual report on Form 10-KSB of Acap Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003

/s/ William F. Guest
-----------------------------
William F. Guest
Title: President and Principal Executive Officer


CERTIFICATION

I, John D. Cornett, certify that:

1. I have reviewed this annual report on Form 10-KSB of Acap Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003


 /s/John D. Cornett
-----------------------------
John D. Cornett
Title: Treasurer and Principal Financial Officer